Form 10QSB
period 2004-06-30
ISLAND INVESTMENTS INC
filed 2005-03-25
CIK 1181277

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB
(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

               For  the  quarterly  period  ended  June  30,  2004
                                                   ---------------
[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.
       For  the  transition  period  from                 to
                                         ---------------    --------------

                         Commission file number 0-49978
                                                -------
                            Island Investments, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  pending
       ----------------------------                    ----------------
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
                               [X]  Yes   [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Outstanding  at  June  30,  2004
                  Common  Stock,  par  value  $0.0001  -  2,240,000

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

                          Island  Investments,  Inc.
                        (A  Development  Stage  Company)
                            As  of  June  30,  2004
                                 (Unaudited)

                                    ASSETS
CURRENT  ASSETS                                                $      --
                                                                     ---
      TOTAL  CURRENT  ASSETS                                   $      --
                                                              ----------
OTHER  ASSETS                                                  $      --
                                                              ----------
      TOTAL  OTHER  ASSETS                                     $      --
                                                              ----------
 TOTAL  ASSETS                                                 $      --
                                                              ==========

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


                            Island Investments, Inc.
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                     Three  Months     Three  Months
July 16,  2002                           Ended            Ended
(Inception)  to                     June  30,2004     June  30,2003
June  30,  2004
 -------------                      -------------    ----------------
      Income                         $     --         $     --

      Expenses
       Organization  expense               --                124
       General  and  administrative        --                100
                                     --------           --------
       Total  expenses                     --                224
                                     --------           --------
      NET  LOSS                      $     --           $   (224)
                                     ========           ========

            See  accompanying  notes  to  financial  statements

                   Island  Investments,  Inc.
                    (A  Development  Stage  Company)
                       Statements  of  Cash  Flows
                             Unaudited

                                   Three  Months     Three  Months
July 16, 2002                          Ended             Ended
(Inception)  to                      June  30,         June  30,
June  30,  2004                        2004              2003
-------------                   -------------    ----------------

CASH  FLOWS  FROM  OPERATING
 ACTIVITIES:

Net  loss                             $     --           $   (224)

 Adjustment  to  reconcile  net
 loss  to  net  cash  provided  by
 operational  activities:
 Issue  of  common  stock  for
   services  rendered                       --                124
 Issuance  of  stock  to  convert
  debt  to  equity                          --                100
                                 -------------    ---------------
 Net  cash  used  in  operating
  activities                                --                 --
                                 -------------    ---------------
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                                 --                 --
                                 -------------    ---------------

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES:
Proceeds  from  issuance  of
 common  stock                              --                 --
                                 -------------    ---------------
Net  cash  provided  by
 financing  activities                      --                 --
                                 -------------    ---------------
INCREASE  (DECREASE)  IN  CASH
 AND  CASH  EQUIVALENTS                     --                 --

CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD                      --                 --
                                 -------------    ---------------
CASH  AND  CASH  EQUIVALENTS
  END  OF  PERIOD                     $     --           $     --
                                 =============      =============

 See  accompanying  notes  to  financial  statements

                            Island Investments, Inc.
                         (A  Development  Stage  Company)
                         Notes  To  Financial  Statements
                For  the  Period  Ended  June  30,  2004  (Unaudited)

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

Island Investments, Inc., formerly Hengest Investments, Inc (a development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results for any future period.

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

E.  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2004.

NOTE  2.  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2004, no preferred stock has been issued.

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

Results  of  Operations  -  Inception  (July  16,  2002)  through  June 30, 2004

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity  and  Capital  Resources

The  Company  has  no  cash  as  of  June  30,  2004.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.

    Exhibit  No.  Description
    -----------  -----------------------------------------------------

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


Island  Investments,  Inc.
(Registrant)


By:  /s/  John  R.  Kennerley
     -----------------------------------
 Name:  John  R.  Kennerley
 Title:  President

Dated:  This  25  day  of  March,  2005.