Form 10QSB
period 2004-09-30
ISLAND INVESTMENTS INC
filed 2005-03-25
CIK 1181277

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB
(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

               For  the  quarterly  period  ended  September  30,  2004
                                                   --------------
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

                                      n/a
  ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               [X]  Yes   [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Outstanding  at  September  30,  2004
                  Common  Stock,  par  value  $0.0001  -  2,240,000

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

                          Island  Investments,  Inc.
                        (A  Development  Stage  Company)
                            As  of  September  30,  2004
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

                    Island Investments, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                   Three Months       Three Months
July 16, 2002                         Ended              Ended
(Inception) to                   September 30,2004   September 30,2003
September 30, 2004
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
                                     ========           ========

See  accompanying  notes  to  financial  statements

                       Island  Investments,  Inc.
                    (A  Development  Stage  Company)
                       Statements  of  Cash  Flows
                             Unaudited

                                   Three Months     Three Months
July 16, 2002                        Ended            Ended
(Inception) to                  September 30,       September 30,
September 30, 2004                    2004               2003
-------------                   -------------    ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                             $     --           $   (224)

 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
   services rendered                       --                124
 Issuance of stock to convert
  debt to equity                           --                100
                                 -------------    ----------------
 Net cash used in operating
  activities                               --                 --
                                 -------------    ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                --                 --
                                 -------------    ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                              --                 --
                                 -------------    ----------------
Net cash provided by
 financing activities                      --                 --
                                 -------------    ----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      --                 --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       --                 --
                                 -------------    ----------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                    $       --          $      --
                                 =============    ================

See  accompanying  notes  to  financial  statements


                           Island  Investments,  Inc.
                         (A  Development  Stage  Company)
                         Notes  To  Financial  Statements
                For  the  Period  Ended  September  30,  2004  (Unaudited)

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

Island Investments, Inc., formerly Hengest Investments, Inc (a development stage company) ("the Company") was incorporated in the State of Delaware on July
16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results for any future period.

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

E.  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2004.

NOTE  2.  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock has been issued.
B.  Common  Stock

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

Results  of  Operations  -  Inception  (July  16,  2002)  to  September 30, 2004

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity  and  Capital  Resources

The  Company  has  no  cash  as  of  September  30,  2004.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.

    Exhibit  No.  Description
    -----------  ------------------------------------------------------

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