Form 10KSB
period 2004-12-31
ISLAND INVESTMENTS INC
filed 2005-03-25
CIK 1181277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  transition  period  from          to

                       Commission  file  number  000-49978

                           Island  Investments,  Inc.
                (Name  of  small  business  issuer  in  its  charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,240,000 shares of Common Stock, par value $.0001 per share, as of December 31, 2004.

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

       Island Investments, Inc. (the "Company"), formerly Hengest Investments, Inc was incorporated in the State
Of Delaware on July 16, 2002, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. Island Investments, Inc. has not engaged in any commercial operations. Island Investments, Inc. does not have active business operations, and at this time we are considered a "Blank Check" company.

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




                            ISLAND INVESTMENTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                     ASSETS

                                                   For the Year Ended
                                                       December 31,
                                                   2004          2003
                                               ------------  ------------
                                                       (Unaudited)

CURRENT ASSETS:
    Cash                                         $    --        $    --
                                                 -------        -------
TOTAL ASSETS                                     $    --        $    --
                                                 =======        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:                                     $    --        $    --
                                                 -------        -------
STOCKHOLDERS' EQUITY:

 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized; none
  issued and outstanding                              --             --

 Common Stock, $.0001 par value,
  100,000,000 shares authorized;
  2,240,000 and 1,240,000 issued and
  outstanding at 12/31/2004 & 12/31/2003             224            224

 Additional paid-in capital                           --             --

 Deficit accumulated during
  development stage                                 (224)          (224)
                                                 -------        -------
   Total Stockholders' Equity                         --             --
                                                 -------        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $    --        $    --
                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

                           ISLAND  INVESTMENTS,  INC.
                         (A  Development  Stage  Company)
                            STATEMENT  OF  OPERATIONS

                                          For  the  Year      From  July  16,
Accumulated  deficit                          ended             2002  to
during  the
development  stage                       Dec.  31,  2004     Dec.  31,  2003
                                         --------------      --------------
                                         (Unaudited)        (Unaudited)

Revenue                                     $     --           $     --

                                           ---------          ---------
Expenses
  Organization  expense                                             224
  General  and  administrative                    --                224
                                           ---------          ---------

   Total  expenses                                --                224
                                           ---------          ---------

Loss  before  taxes                               --               (224)
                                           ---------          ---------

Provision  for  income  taxes                     --                 --

Net  loss                                   $     --           $   (224)
                                           =========          =========


Loss  per  common  share                    $   (.00)          $ (.0002)
                                           =========          =========

Weighted  average  number
of  common  shares  outstanding            2,240,000          2,240,000
                                           =========          =========

The  accompanying  notes  are  an  integral  part of these financial statements.

                           ISLAND  INVESTMENTS,  INC.
                         (A  Development  Stage  Company)
                       STATEMENT  OF  STOCKHOLDERS'  EQUITY
           For  the  Years  Ended  December  31,  2004  and  2003

Deficit
                       Common  Stock    Common  Stock     Additional
Accumulated  During
                          Shares          Amount       Paid-in  Capital
Development Stage Total
                      ---------------  -------------   ---------------

Issuance  of  1,240,000
 shares  common  stock
 for  services  at
 $.0001  per  share,
 July  16,  2002
 (inception)                1,240,000           $124            $  ---

Net  loss  for  the
 periods  ended  at
  December  31,  2003             ---           (124)            (124)
                            ---------           ----             -----
Balance  at
 December  31,  2002        1,240,000           $124            $(124)

Issuance  of  1,000,000
Shares  common  stock
to  convert  debt
to  equity  at  $.0001
per  share,  December
31,  2003                   1,000,000           $100            $  100

Net  loss  for  the
 periods  ended  at
  December  31,  2004             ---            ---               ---

                            ---------           ----             -----
-------  ------
Balance  at
 December  31,  2004        2,240,000           $224            $(224)
                            =========           ====            ======
=======  ======

The  accompanying  notes  are  an  integral  part of these financial statements.

                            ISLAND INVESTMENTS, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                          For the Year      From July 16,
Accumulated deficit                          ended             2002 to
during the                               Dec. 31, 2004     Dec. 31, 2003
development stage                        --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss...................................   $  --           $  (224)
                                              --------           --------
Adjustment to reconcile net loss
 to net cash used by operating
 activities:
 issuance of common stock for services.....                         124
 issuance of stock to convert debt to equity                        100
                                              --------           --------

 Net cash used in operating activities.....        --                 --
                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES.......        --                 --
                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock....        --                 --
                                              --------           --------
Net cash provided by financing activities..        --                 --

                                              --------           --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS....................   $    --            $    --
                                              ========           ========
CASH AND CASH EQUIVALENTS
    at Beginning of Period.................        --                 --
                                              ========           ========
CASH AND CASH EQUIVALENTS
    at End of Period.......................   $    --            $    --
                                              ========           ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid............................   $    --            $    --
                                              ========           ========
  Taxes paid...............................   $    --            $    --
                                              ========           ========

NON-CASH TRANSACTIONS:
  Number of shares issued for services.....          0          1,240,000
                                             =========          =========
  Number of shares issued to convert debt
    to equity..............................          0          1,000,000
                                             =========          =========

The accompanying notes are an integral part of these financial statements.

The  accompanying  notes  are  an  integral  part of these financial statements.
                           ISLAND  INVESTMENTS,  INC.
                         (A  Development  Stage  Company)
                         NOTES  TO  FINANCIAL  STATEMENTS
                                  (Unaudited)

NOTE  1  -  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

       Island Investments, Inc formerly Hengest Investments, Inc. (a development stage company) ("the Company")was incorporated in Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S.
Securities  and  Exchange  Commission  on  Form  10-SB.

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

D.  Income  Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2004.

E.  Basic  and  diluted  net  loss  per  share

       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2004 there were no dilutive convertible shares, stock options or warrants.

NOTE  2  -  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       As  of  December  31,  2004,  no  preferred  stock  has  been  issued.

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

       Set forth below is the name of our directors and officers, all positions and offices held, the period during which he/she has served as such, and the business experience during at least the last five years:

NAME                    POSITION(S)
-----------------       ----------------------------------------------------
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

       (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2004.

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


Date:  March  25,  2005                     ISLAND  NVESTMENTS,  INC.


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

Signature                   Title                                  Date
-----------                 -------                                ------


/s/  John  R.  Kennerley    President,  CEO  and  Director       March  25, 2005
----------------------
John  R.  Kennerley



/s/  Joseph  A.  Joyce      Secretary,  Treasurer  &  Director   March  25, 2005
----------------------
Joseph  A.  Joyce


Certification  Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302  and  906  of  the  Sarbanes-Oxley  Act  of  2002


       In connection with the Annual Report of Island Investments, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, on the date hereof, I, John R. Kennerley, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of Island Investments, Inc. for the year ended December 31, 2004.

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



/s/  John  R.  Kennerley                      Dated:  March  25,  2005
---------------------------------             ------------------------
Name:  John  R.  Kennerley
Title:  Chief  Executive  Officer  and
Acting  Chief  Financial  Officer