Form 10QSB
period 2005-03-31
Island Residences Club, Inc.
filed 2005-05-13
CIK 1181277

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB
(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

               For  the  quarterly  period  ended  March 31,  2005
                                                   ---------------
[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.
       For  the  transition  period  from                 to
                                         ---------------    --------------

                         Commission file number 0-49978
                                                -------
                            Island Residences Club, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               20-2443790
       ----------------------------                    ----------------
       (State  or  other  jurisdiction                (I.R.S.  Employer
             of  incorporation)                     Identification  No.)

             P.O. Box 1947, Noosa Heads, Queensland 4567, Australia
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (61-7) 5474-1180
             ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
                               [X]  Yes   [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Outstanding  at  March 31,  2005
                  Common  Stock,  par  value  $0.0001  -  6,240,000

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

                          Island  Residences Club,  Inc.

                             As  of  March 31,  2005
                                 (Unaudited)

                                    ASSETS
CURRENT  ASSETS

Cash and Cash Equivalents                                   $        224
Vacation Interest Rights                                      10,000,000
                                                              ----------
      TOTAL  CURRENT  ASSETS                                $ 10,000,224

                                                              ----------
NON CURRENT ASSETS

Investment in Shares of Stocks                              $     40,000
                                                              ----------
      TOTAL NON CURRENT  ASSETS                             $     40,000
                                                              ----------

OTHER  ASSETS

Prepaid Expenses                                            $        320

                                                              ----------
      TOTAL  OTHER  ASSETS                                  $        320
                                                              ----------
 TOTAL  ASSETS                                              $ 10,040,544
                                                              ==========

                     LIABILITIES  and  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES

Accounts Payable                                              $   18,594

                                                              ----------
 TOTAL  LIABILITIES                                           $   18,594
                                                              ----------

STOCKHOLDERS'  EQUITY

   Preferred  stock,  $0.0001  par  value;  20,000,000  shares
   authorized,  0  shares  issued  and  outstanding           $      --

   Common  stock,  $0.0001  par  value;  100,000,000  shares
   authorized;  6,240,000  shares  issued  and  outstanding  $       624

   Additional  paid-in  capital                             $ 10,040,000

   Accumulated  deficit  during  development  stage         $   (18,674)

                                                              ----------
       TOTAL  STOCKHOLDERS'  EQUITY                         $ 10,021,950
                                                              ----------
 TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY             $ 10,040,544
                                                              ==========

     The  accompanying  notes  are  an  integral  part  of financial statements.


                            Island Residences Club, Inc.

                            Statement of Operations
                                  (Unaudited)

                                     Three  Months     Three  Months
                                         Ended            Ended
                                    March 31, 2005     March 31,2004

 -------------                      -------------    ----------------
      Income                         $     --         $     --

      Expenses
       Organization  expense            12,275               124
       General  and  administrative      6,319               100
                                     --------           --------
       Total  expenses                  18,594               224
                                     --------           --------
      NET  LOSS                      $ (18,594)        $   (224)
                                     ========           ========

            See  accompanying  notes  to  financial  statements

                  Island Residences Club,  Inc.

                  Statements  of  Cash  Flows
                          Unaudited

                                   Three  Months     Three  Months
                                       Ended             Ended
                                      March 31,         March 31,
                                        2005              2004
-------------                   -------------    ----------------

CASH  FLOWS  FROM  OPERATING
 ACTIVITIES:

Net  loss                           $ (18,594)          $   (224)

 Adjustment  to  reconcile  net
 loss  to  net  cash  provided  by
 operational  activities:
 Issue  of  common  stock  for
   services  rendered                       --                124
 Issuance  of  stock  to  convert
  debt  to  equity                          --                100

 Accounts Payable                      18,594

                                 -------------    ---------------
 Net  cash  used  in  operating
  activities                              -0-                  --
                                 -------------    ---------------

CASH  FLOWS  FROM  INVESTING
 ACTIVITIES

Investment in Shares of Stocks       (40,000)                  --
                                 -------------    ---------------
Net  cash  used for
 investing  activities               (40,000)                  --
                                 -------------    ---------------


CASH  FLOWS  FROM  FINANCING
 ACTIVITIES:
Proceeds  from  issuance  of
 common  stock                         40,224                  --
                                 -------------    ---------------
Net  cash  provided  by
 financing  activities                 40,224                  --
                                 -------------    ---------------

INCREASE  (DECREASE)  IN  CASH
 AND  CASH  EQUIVALENTS                   224                  --

CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD                    -0-                 --
                                 -------------    ---------------
CASH  AND  CASH  EQUIVALENTS
  END  OF  PERIOD                     $   224           $     --
                                 =============      =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additional Paid in capital                         $ 10,000,000
Investment in Vacation Interest Rights            ($ 10,000,000)


 See  accompanying  notes  to  financial  statements



                           Island Residences Club, Inc.

                         Notes  To  Financial  Statements
                       For the  Period  Ended  March 31,  2005
                                 (Unaudited)

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

Island Residences Club, Inc, formerly Island Investments, Inc., formerly Hengest Investments, Inc (a development stage company)("the Company") was incorporated in the State of Delaware on July 16,2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

On March 17, 2005, the Company began business operations, and all activity prior to that date relates to the Company's formation and proposed fund raising.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results for any future period.

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


E.  Vacation Interest Rights

The Company recorded the acquisition cost of the vacation points ("Vacation Rights") within the caption "Vacation Interest Rights", which also include all costs associated to the acquisition of the stay entitlement at the Bali Island Villas, Seminyak, Bali. The Vacation Interest Rights will be allocated to cost of sales upon sale of the rights.

F.  Investment in Shares of Stocks

Investments in shares of stock with ownership interest of less then 20% and in which the Company does not exercises significant influence are accounted for under the cost method. Currently, the Company has 3.2% interest in PT Island Concept Indonesia, Bali, as discussed in Note 1B.

G.  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company having any material operations for the period ending March 31, 2005.

NOTE  2.  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2005, no preferred stock has been issued.

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

On March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd in total consideration of $ 10,040,000, for the transfer of four million shares of PT Island Concepts Indonesia Tbk valued @ $0.01 per share and four million rights valued at $2.50 per right.

C.  Warrant  and  Options

There are no warrants or options outstanding to issue any additional shares of common stock.


D.  Subsequent  Events

Not applicable

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results  of  Operations  -  Inception  (July  16,  2002)  through March 31, 2005

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception until March 17, 2005. The company commenced limited operations for the period March 17,2005 through March 31, 2005.

The operations of Island Residences Clubs, Inc will include marketing and selling the vacation stay entitlement rights in the form of vacation points ("Vacation Rights") The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The Island Residences Club, PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts,
(ii) providing financing to individual purchasers of Vacation Rights and (iii) providing resort management and maintenance services to vacation ownership resorts.

The Company recorded the acquisition cost of the vacation points ("Vacation Rights") within the caption "Vacation Interest Rights", which also include all costs associated to the acquisition of the stay entitlement at the Bali Island Villas, Seminyak, Bali. The Vacation Interest Rights will be allocated to cost of sales when the Company starts its commercial activities.

Liquidity  and  Capital  Resources

The  Company has $40,224 in cash and cash equivalents as of March 31, 2005.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors.



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


Island Residences Club,  Inc.
(Registrant)


By:  /s/  Graham J. Bristow
     -----------------------------------
 Name:   Graham J. Bristow
 Title:  President

Dated:  This  12  day  of  May,  2005.