Form 10KSB/A
period 2004-12-31
Island Residences Club, Inc.
filed 2005-08-11
CIK 1181277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-KSB/A
                                  Amendment No. 1

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  transition  period  from          to

                       Commission  file  number  000-49978

                           Island Residences Club, Inc. f/k/a
Island  Investments,  Inc.
                (Name  of  small  business  issuer  in  its  charter)

          Delaware                                                Pending
(State  or  other  jurisdiction  of                           (I.R.S.  Employer
incorporation  or  organization)                           Identification  No.)

P.O.  Box  1947,  Noosa  Heads,  Queensland, Australia                   4567
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,240,000 shares of Common Stock, par value $.0001 per share, as of August 1, 2005.

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

     Meridian Pacific Investments HK Ltd (Meridian), is a business development company, privately held and 100% owned by Graham Bristow, CEO of Island Residences Club, Inc. Meridian is in the business of providing capital and early stage funding to a number of companies in the telecommunications, internet, real estate and financial services industries.



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

           31.1.    Certification of Principal Executive Officer Pursuant to
                    Section 302  of  the  Sarbanes-Oxley  Act  of  2002

           31.2.    Certification of Principal Financial Officer Pursuant to
                    Section 302  of  the  Sarbanes-Oxley  Act  of  2002

           32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ISLAND RESIDENCES CLUB, INC. F/K/A ISLAND  INVESTMENTS,  INC.

                                             Date:  August 11,  2005

                                             By:  /s/ Graham J Bristow
                                                  --------------------
                                                  Graham J Bistrow
                                                  President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                  Date
-----------                 -------                                ------


/s/ Graham Bristow        President,                         August 11, 2005

/s/ Robert Bratadjaya     Chief Financial Officer            August 11, 2005