Form 10QSB/A
period 2005-03-31
Island Residences Club, Inc.
filed 2005-08-11
CIK 1181277

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB/A
                                AMENDMENT NO. 1
(Mark  One)

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

             1769-203 Jamestown Rd, Williamsburg, Va 23185
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (757) 927-6848
             ----------------------------------------------------
              (Registrant's telephone number, including area code)

   P.O. Box 1947, Noosa Heads, Queensland, Australia C34567  (61-7) 5474-0492
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                          Outstanding  at  August 1,  2005
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

                          Island  Residences Club,  Inc.
                        (A Development Stage Company)
                             As  of  March 31,  2005
                                 (Unaudited)

                                    ASSETS
CURRENT  ASSETS

Cash and Cash Equivalents                                   $     40,224
Vacation Interest Rights                                      10,000,000
                                                              ----------
      TOTAL  CURRENT  ASSETS                                $ 10,040,224
                                                              ----------
OTHER  ASSETS

Prepaid Expenses                                            $        320

                                                              ----------
      TOTAL  OTHER  ASSETS                                  $        320
                                                              ----------
 TOTAL  ASSETS                                              $ 10,040,544
                                                              ==========

                     LIABILITIES  and  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES

Accounts Payable                                              $   18,594

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
                                     ========           ========

            See  accompanying  notes  to  financial  statements

                  Island Residences Club,  Inc.

                  Statements  of  Cash  Flows
                          Unaudited

                                   Three  Months     Three  Months
                                       Ended             Ended
                                      March 31,         March 31,
                                        2005              2004
-------------                   -------------    ----------------

CASH  FLOWS  FROM  OPERATING
 ACTIVITIES:

Net  loss                           $ (18,594)          $   (224)

 Adjustment  to  reconcile  net
 loss  to  net  cash  provided  by
 operational  activities:
 Issue  of  common  stock  for
   services  rendered                       --                124
 Issuance  of  stock  to  convert
  debt  to  equity                          --                100

 Accounts Payable                      18,594

                                 -------------    ---------------
 Net  cash  used  in  operating
  activities                              -0-                  --
                                 -------------    ---------------
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES
                                          -0-                  --
                                 -------------    ---------------

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES:
Proceeds  from  issuance  of
 common  stock                         40,224                  --
                                 -------------    ---------------
Net  cash  provided  by
 financing  activities                 40,224                  --
                                 -------------    ---------------
INCREASE  (DECREASE)  IN  CASH
 AND  CASH  EQUIVALENTS                40,224                  --

CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD                    -0-                 --
                                 -------------    ---------------
CASH  AND  CASH  EQUIVALENTS
  END  OF  PERIOD                     $ 40,224           $     --
                                 =============      =============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additional Paid in capital                         $ 10,040,000
Investment in shares                               ($    40,000)
Investment in Vacation Interest Rights             ($ 10,000,000)


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


The  Company's  fiscal  year  end is May 31.


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



E.  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company having any material operations for the period ending Macrh 31, 2005.

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

Island Residences Club, Inc ("IRCI"), Meridian Pacific Investments ("Meridian") and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties with common ownership and officers before and after the transaction. Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Meridian is a Hong Kong company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in all three companies. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 80% of Island Concepts and 70% of IRCI.

The investment in Island Concept vacation rights was treated as a purchase for accounting purposes, based on a market price of a one night stay in one of the Island Concepts Bali Villa (www.islandvillasbali.com) of $250 per night. There are 100 vacation rights, at $2.50 per right, required for a one night stay in one Island Villa in Bali.

The investment by IRCI in PT Island Concepts Indonesia Tbk shares was treated as a purchase, for accounting purposes, based on the market price of the publicly trading shares of PT Island Concepts Indonesia Tbk.


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

Item  3.  Controls  and  Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of March 31, 2005, the Company's Chief Executive Officer and principal financial officerave evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.

    Exhibit  No.  Description
    -----------  -----------------------------------------------------

    Exhibit 31.1. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 31.2. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Island Residences Club,  Inc.
(Registrant)


By:  /s/  Graham J. Bristow
     -----------------------------------
 Name:   Graham J. Bristow
 Title:  President

Dated:  August 11,  2005.