Form 10KSB/A
period 2004-12-31
Island Residences Club, Inc.
filed 2006-01-30
CIK 1181277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM  10-KSB/A
                                 Amendment No. 2

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

                 For  the  transition  period  from          to

                       Commission  file  number  000-49978

                       Island Residences Club, Inc. f/k/a
                           Island  Investments,  Inc.
              (Name  of  small  business  issuer  in  its  charter)

           Delaware                                               202443790
 (State  or  other  jurisdiction  of                         (I.R.S.  Employer
 incorporation  or  organization)                           Identification  No.)

     1769-203  Jamestown  Rd.  Williamsburg, VA                          23185
     (Address  of  principal  executive  offices)                     (Zip Code)

                  Issuer's  telephone  number:   (757) 927-6848

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
                                      None

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
                       Common  Stock,  $.0001  par  value
                               (Title  of  Class)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,490,000 shares of Common Stock, par value $.0001 per share, as of January 24, 2006.

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

                                EXPLANATORY NOTE

This Amendment No. 2 to our Form 10-KSB for the year ended December 31, 2004 is being filed to include audited financial statements for the year ended December 31, 2004. Previously, the company did not include audited financial statements in its Form 10-KSB for the year ended December 31, 2004 in reliance upon classification of the Company as an "inactive entity" under Rule 3-11 of Regulation S-X. Since the Company issued common stock during this period, this classification is inapplicable and the Company has provided audited financial statements in this report.

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

*  other  relevant  factors.

Management does not have the capacity to conduct as extensive of an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

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

Subsequent to December 31, 2005, on March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 vacation rights valued at $0. The company has recorded no value for the rights since they were acquired from a related party whose basis was zero. With this acquisition, the Company's business plan includes marketing and selling vacation stay entitlement rights in the form of vacation points. The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts, (ii) provide financing to individual purchasers of vacation rights and (iii) provide resort management and maintenance services to vacation ownership resorts.

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

During the past three years, we have issued securities which were not registered to our former sole officer and director T. Chong Weng, as follows:


                               NUMBER  OF
  DATE            NAME           SHARES     CONSIDERATION
07/16/2002   T.  Chong  Weng   1,240,000       $ 124*
12/31/2003   T.  Chong  Weng   1,000,000       $ 100**

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and directors have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Subsequent  Events

On March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company has recorded no value for the rights since they are acquired from a related party whose basis was zero.

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

On March 17, 2005, Graham James Bristow and Robert Bratadjaya were appointed to the board of directors. Further, Joseph Anthony Joyce resigned as secretary and Robert Bratadjaya was appointed as secretary and treasurer and Graham Bristow was appointed as Chief Executive Officer and president.

On June 20, 2005, the Company entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund II, LP (the "Investor"). This Agreement provides that, following notice to the Investor, the Company may put to the Investor up to $10,000,000 of its common stock for a purchase price equal to 95% of the lowest closing bid price of its common stock during the five day period following that notice. The number of shares that the Company is permitted to put pursuant to the Agreement is either: (A) 200% of the average daily volume of the common stock for the twenty trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $100,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put.

In connection with this Agreement, the Company agreed to register the shares issuable pursuant to the Agreement.

On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005.

Effective July 1, 2005, Island Residences Club, Inc. appointed James Rowbotham as Chief Operating Officer and Vice President of Operations for the company for a period of one-year. In connection with this appointment, Mr. Rowbotham will receive 1,000 shares of common stock of the company per month, or an annual total of 12,000 shares.

ITEM  7.  FINANCIAL  STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To  the  Stockholders  and  Board  of  Directors
Island  Residences  Club,  Inc.

We have audited the accompanying balance sheet of Island Residences Club, Inc., a development stage company (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Residences Club, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $12,499 including net losses of $12,275 and $100 for the years ended December 31, 2004 and 2003, respectively. These factors as discussed in Note 5 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 7, the financial statements for the year ended December 31, 2004 have been restated.



/s/KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS


Los  Angeles,  California
January  6,  2006


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                               DECEMBER 31, 2004

ASSETS
                                                                    (Restated)
Current assets:
  Cash and cash equivalents                                        $          -
    Total assets                                                   $          -
                                                                   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Due to related party                                             $     12,275
                                                                   -------------
Stockholders' deficit:
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized; no shares issued and outstanding                               -
  Common stock, $.0001 par value, 100,000,000 shares
   authorized; 2,240,000 shares issued and outstanding                      224
  Deficit accumulated during the development stage                      (12,499)

    Total stockholders' deficit                                         (12,275)

    Total liabilities and stockholders' deficit                    $          -
                                                                   =============


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Restated)
                                                                              For the period from
                                                                                 July 16, 2002
                                                                                 (inception) to
                                                        2004           2003    December 31, 2004
                                                    -------------  -------------  -------------
                                                     (Restated)                    (Restated)

Net revenue                                         $          -   $          -   $          -

Cost of revenue                                                -              -              -
                                                    -------------  -------------  -------------
Gross profit                                                   -              -              -

Selling, general and administrative
  expenses                                                12,275            100         12,499
                                                    -------------  -------------  -------------

Loss before provision for income taxes                   (12,275)          (100)       (12,499)

Provision for income taxes                                     -              -              -

Net loss                                            $    (12,275)  $       (100)  $    (12,499)
                                                    =============  =============  =============

Loss per share - basic and diluted                  $      (0.01)  $      (0.00)  $      (0.01)
                                                    =============  =============  =============

Weighted average number of shares -
 basic and diluted                                     2,240,000      2,240,000      2,240,000
                                                    =============  =============  =============



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Restated)
                                                                                                   Deficit
                                                                                                  accumulated
                                                                                    Additional    during the       Total
                                                            Common stock             paid-in      development   stockholder's
                                                    ----------------------------
                                                        Shares        Amount         capital         stage      equity (deficit)
                                                    -------------  -------------  -------------  -------------  -------------

Balance at July 16, 2002                                       -   $          -   $          -   $          -   $          -
(inception)

Issuance of shares for services
at $0.0001 per share - July 16, 2002                   1,240,000            124              -              -            124

Net loss                                                       -              -              -           (124)          (124)
                                                    -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2002                           1,240,000            124              -           (124)             -

Issuance of shares to convert
debt to equity
at $.0001 per share - Dec 31, 2003                     1,000,000            100              -              -            100

Net loss                                                       -              -              -           (100)          (100)

Balance at December 31, 2003                           2,240,000            224              -           (224)             -
                                                    -------------  -------------  -------------  -------------  -------------

Net loss                                                       -              -              -        (12,275)       (12,275)
                                                    -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2004                           2,240,000   $        224   $          -   $    (12,499)  $    (12,275)
                                                    =============  =============  =============  =============  =============


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Restated)

                                                                                  For the period
                                                                                 from July 16, 2002
                                                                                  (inception) to
                                                         2004           2003     December 31, 2004
                                                    -------------  -------------  -------------
                                                      (Restated)                    (Restated)
Cash flows from operating activities:
Net loss                                                 (12,275)          (100)       (12,499)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock
   in exchange for services                                    -              -            124
Issuance of common stock
  to convert debt to equity                                    -            100            100
                                                    -------------  -------------  -------------

Increase in liabilities:
Due to related party                                      12,275              -         12,275
                                                    -------------  -------------  -------------
Total adjustments                                         12,275            100         12,499
                                                    -------------  -------------  -------------
Net cash used in operating activities                          -              -              -
                                                    -------------  -------------  -------------

Net increase in cash and cash equivalents                      -              -              -

Cash and cash equivalents, beginning                           -              -              -
                                                    -------------  -------------  -------------

Cash and cash equivalents, ending                   $          -   $          -   $          -
                                                    =============  =============  =============
Supplemental disclosure of cash flow information:
Interest paid                                       $          -   $          -   $          -
Income taxes paid                                   $          -   $          -   $          -
                                                    =============  =============  =============

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



NOTE  1  -  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

Island Residences Club, Inc, formerly Island Investments, Inc., formerly Hengest Investments, Inc (a development stage company)("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

On March 17, 2005, the Company began business operations, and all activity prior to that date relates to the Company's formation and proposed fund raising.

On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005.

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

F.  Recent  Pronouncements

In  December  2004,  the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE  2  -  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

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


Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of December 31, 2004, the balance of due to related party amount to $12,275.

NOTE  4  -  CONCENTRATIONS

The company has the majority of its operations located in Indonesia. The company relies on its Indonesian operations to provide the services for the sale of the vacation rights. These operations are subject to the ongoing sales and marketing programs, the availability of staff, and the maintenance of the facilities located in Bali, Indonesia.



NOTE  5  -  GOING  CONCERN  CONSIDERATION

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

NOTE  6  -  RESTATEMENT

The company did not include audited financial statements in its Form 10-KSB for the year ended December 31, 2004 in reliance upon classification of the Company as an "inactive entity" under Rule 3-11 of Regulation S-X. Since the Company issued common stock during this period, this classification is inapplicable. In addition, the Company failed to record expense paid by related party in the amount of $12,275.

The Company has restated its financial statement for the years ended December 31, 2004 and 2003 to reflect those changes.

The  effect  of  the  correction  of  the  error  is  as  follows:

                                 BALANCE SHEET
                                                         AS
                                                     PREVIOUSLY          AS
                                                      REPORTED        RESTATED
                                                    -------------  -------------

                                  As of December 31, 2004
                                 ------------------------
Liabilities:
  Due to related party                              $          -   $     12,275

Stockholder's  deficit:
  Accummulated deficit                              $       (224)  $    (12,499)
  Total stockholder's deficit                       $          -   $    (12,275)


                            STATEMENT OF OPERATIONS:

                                     For the year ended
                                     December 31, 2004
                                     -----------------

  General and administrative                        $          -    $    12,275

  Loss before income tax                            $          -    $   (12,275)
  Net loss                                          $          -    $   (12,275)
Net  loss  per  share:
  Basic and diluted                                 $          -    $     (0.01)


NOTE  7  -  SUBSEQUENT  EVENTS

On March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company has recorded no value for the rights since they are acquired from a related party whose basis was zero.

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

On June 20, 2005, the Company entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund II, LP (the "Investor"). This Agreement provides that, following notice to the Investor, the Company may put to the Investor up to $10,000,000 of its common stock for a purchase price equal to 95% of the lowest closing bid price of its common stock during the five day period following that notice. The number of shares that the Company is permitted to put pursuant to the Agreement is either: (A) 200% of the average daily volume of the common stock for the twenty trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $100,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put.

In connection with this Agreement, the Company agreed to register the shares issuable pursuant to the Agreement.

On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005.

Effective July 1, 2005, Island Residences Club, Inc. appointed James Rowbotham as Chief Operating Officer and Vice President of Operations for the company for a period of one-year. In connection with this appointment, Mr. Rowbotham will receive 1,000 shares of common stock of the company per month, or an annual total of 12,000 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Subsequent to December 31, 2004, on June 20, 2005, we engaged Kabani & Company, Inc., Certified Public Accountants, to audit the consolidated balance sheets of the company on May 31, 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for the period then ended. On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005.
In  connection  with  comments  from the Securities and Exchange Commission (the
"Commission"), our board of directors concluded on October 21, 2005 that our previously issued financial statements included in our Form 10-KSB for the year ended December 31, 2004 and Form 10-QSB for the quarter ended March 31, 2005 should no longer be relied upon. The facts underlying these conclusions are as follows:

- The company did not include audited financial statements its Form 10-KSB for the year ended December 31, 2004 in reliance upon classification of the Company as an "inactive entity" under Rule 3-11 of Regulation S-X. Since the Company issued common stock during this period, this classification is inapplicable and the Company must provide audited financial statements in this report.

- In the Form 10-QSB for the quarter ended March 31, 2005, the financial statements filed were not reviewed by the independent auditor of the Company.

- In the Form 10-QSB for the quarter ended March 31, 2005, we failed to provide disclosures relating to the Company's classification as a development stage company under paragraph (11) of SFAS 7.

- In the Form 10-QSB for the quarter ended March 31, 2005, we failed to apply the accounting treatment required for investment in a related party in relation to our acquisition of shares and vacation interest rights of PT Island Concepts Indonesia.

The Company engaged Kabani & Company to assist with these filings. In particular, Kabani & Company audited the accompanying balance sheet of Island Residences Club, Inc., a development stage company (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our president, who was our sole executive officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on his evaluation, our president believed that, given our limited operations, our disclosure controls and procedures were effective.

Subsequent to December 31, 2004, in connection with comments from the Securities and Exchange Commission (the "Commission"), our board of directors concluded on October 21, 2005 that our previously issued financial statements included in our Form 10-KSB for the year ended December 31, 2004 and Form 10-QSB for the quarter ended March 31, 2005 should no longer be relied upon. The facts underlying these conclusions are as follows:

- The company did not include audited financial statements its Form 10-KSB for the year ended December 31, 2004 in reliance upon classification of the Company as an "inactive entity" under Rule 3-11 of Regulation S-X. Since the Company issued common stock during this period, this classification is inapplicable and the Company must provide audited financial statements in this report.

- In the Form 10-QSB for the quarter ended March 31, 2005, the financial statements filed were not reviewed by the independent auditor of the Company.

- In the Form 10-QSB for the quarter ended March 31, 2005, we failed to provide disclosures relating to the Company's classification as a development stage company under paragraph (11) of SFAS 7.

- In the Form 10-QSB for the quarter ended March 31, 2005, we failed to apply the accounting treatment required for investment in a related party in relation to our acquisition of shares and vacation interest rights of PT Island Concepts Indonesia.

(b) CHANGES IN INTERNAL CONTROLS. Except as set forth above, there were no other significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.

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

Set forth below is the name of our directors and officers, all positions and offices held, the period during which he/she has served as such, and the business experience during at least the last five years:


NAME                   POSITION(S)
-------------------    -------------------------------------------------------

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

Audit  Committee  and  Financial  Expert

We do not have an Audit Committee, John R. Kennerley and Joseph A. Joyce, our directors, perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Subsequent to December 31, 2004, on March 17, 2005, Graham James Bristow and Robert Bratadjaya were appointed to the board of directors. Further, Joseph Anthony Joyce resigned as secretary and Robert Bratadjaya was appointed as secretary and treasurer and Graham Bristow was appointed as CEO.

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



TITLE  OF  CLASS  NAME  AND  ADDRESS  OF                         AMOUNT  AND  PERCENT  OF
     BENEFICIAL  OWNER  (1)                                      NATURE  OF     CLASS  (2)
                                                                      BENEFICIAL
                                                                       OWNERSHIP
----------------------------------------                        --------------------------
Common Stock     Meridian Pacific Investments HK Ltd. (3)            2,240,000     100%
     P.O.  Box  1947,  Noosa  Heads
     Queensland  4567,  Australia

Common  Stock     John  R.  Kennerley                                        0       0%
     President,  CEO  &  Director
     P.O.  Box  1947,  Noosa  Heads
     Queensland  4567,  Australia

Common  Stock     Joseph  A.  Joyce                                          0       0%
     Secretary,  Treasurer  &  Director
     P.O.  Box  1947,  Noosa  Heads
     Queensland  4567,  Australia

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

Not  applicable.

There were no principal accountant fees for 2004. In 2005, the Company engaged Kabani & Co., CPA's to audit the balance sheet of the Company as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003.

(1)  Audit  Fees

The aggregate fees billed by Kabani & Co. for professional services for the audit of the annual financial statements of December 31, 2004 and 2003 and May 31, 2005 and review of Company's quarterly reports to November 30, 2006 were $40,000.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ISLAND RESIDENCES CLUB, INC. F/K/A ISLAND  INVESTMENTS,  INC.

Date:  January  27,  2006

     By:     /s/  Graham  J.  Bristow
     ---     ------------------------
     Graham  J.  Bristow
     President  &  CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                      Title                                 Date
                                               -----                                 ----

/s/  Graham  Bristow                     President  &  CEO                     January  27, 2006
--------------------
Graham  Bristow

/s/  Robert  Bratadjaya               Chief  Financial  Officer                January  27, 2006
-----------------------             (Principal Accounting Officer)

Robert  Bratadjaya
/s/  John  Randall  Kennerley                 Director                         January  27, 2006
-----------------------------


John  Randall  Kennerley
/s/Joseph  Anthony  Joyce                     Director                         January  27, 2006
-------------------------
Joseph  Anthony  Joyce,  Director