Form 10QSB/A
period 2005-03-31
Island Residences Club, Inc.
filed 2006-01-30
CIK 1181277

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB/A
                                 AMENDMENT NO. 2
                                   (Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.


               For  the  quarterly  period  ended  March 31,  2005
               ---------------------------------------------------

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

                For the transition period from _____ to _______
             ------------------------------------------------------


                         Commission file number 0-49978
                         ------------------------------

                          Island Residences Club, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               20-2443790
                -------------------------------------------------
        (State  or  other  jurisdiction                (I.R.S.  Employer
           of  incorporation)                     Identification  No.)


                  1769-203 Jamestown Rd, Williamsburg, VA 23185
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (757) 927-6848
                                 --------------
              (Registrant's telephone number, including area code)


   P.O. Box 1947, Noosa Heads, Queensland, Australia C34567  (61-7) 5474-0492
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
                               [ ]  Yes   [ X]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       Outstanding  at  January 24,  2006
                Common  Stock,  par  value  $0.0001  -  6,490,000

Transitional  Small  Business  Disclosure  Format  (check  one):  [ ] Yes [X] No

                                EXPLANATORY NOTE

This Amendment No. 2 to our Form 10-QSB for the quarter ended March 31, 2005 is being filed to amend and restate the items described below contained in the company's quarterly report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on May 13, 2005 and amended on August 11, 2005. In connection with comments from the Securities and Exchange Commission, our board of directors concluded on October 21, 2005 that our previously issued financial statements included in our Form 10-QSB for the quarter ended March 31, 2005 should no longer be relied upon. The facts underlying these conclusions are as follows:

- In the Form 10-QSB for the quarter ended March 31, 2005, the financial statements filed were not reviewed by an independent auditor of the Company.

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

After discussions with the independent auditors, the company's board of directors determined that its Form 10-QSB for the quarter ended March 31, 2005 should be amended and restated to reflect the items described above. In particular, this Amendment No. 2 amends the Form 10-QSB for the quarter ended March 31, 2005 for the following purposes:

- To include financial statements for the quarter ended March 31, 2005 that have been reviewed by the independent auditor of the Company;

- To provide disclosures relating to the Company's classification as a development stage company under paragraph (11) of SFAS 7; and

- To apply the accounting treatment required for investment in a related party in relation to our acquisition of shares and vacation interest rights of PT Island Concepts Indonesia.

                       PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 MARCH 31, 2005
                                  (Unaudited)
ASSETS
(Restated)
Current assets:
 Cash and cash equivalents                              $         -
 Marketable securities                                       40,000
                                                        ------------
           Total assets                                 $    40,000
                                                        ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Due to related party                                   $    18,370
                                                        ------------
           Total liabilities                                 18,370
                                                        ------------
 Stockholders' equity:
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized; no shares issued and outstanding                    -
 Common stock, $.0001 par value, 100,000,000 shares
  authorized; 6,240,000 shares issued and outstanding           624
 Additional paid-in capital                                  39,600
 Deficit accumulated during the development stage           (18,594)
                                                        ------------
           Total stockholders' equity                        21,630
                                                        ------------
           Total liabilities and stockholders' equity   $    40,000
                                                        ============

                                                                  -


The accompanying notes form an integral part of these unaudited financial statements


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 AND
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO MARCH 31, 2005
                                  (Unaudited)
                                   (Restated)


                                                                                For the period from
                                                                                   July 16, 2002
                                                                                   (inception) to
                                                            2005          2004     March 31, 2005
                                                        ------------  ------------  ------------
                                                         (Restated)                  (Restated)

Net revenue                                             $         -   $         -   $         -

Cost of revenue                                                   -             -             -
                                                        ------------  ------------  ------------
Gross profit                                                      -             -             -

Selling, general and administrative
  expenses                                                    6,095             -         6,319
                                                        ------------  ------------  ------------
Loss from operations before other expense
  and provision for income taxes                             (6,095)            -        (6,319)

Other expense
Interest expense                                                  -             -             -

Loss before provision for income taxes                       (6,095)            -        (6,319)

Provision for income taxes                                        -             -             -
                                                        ------------  ------------  ------------
Net loss                                                $    (6,095)  $         -   $    (6,319)
                                                        ============  ============  ============

Loss per share - basic and diluted                      $     (0.00)  $         -   $     (0.00)
                                                        ============  ============  ============

Weighted average number of shares -
  basic and diluted                                       3,526,188     2,240,000     3,526,188
                                                        ============  ============  ============


The accompanying notes form an integral part of these unaudited financial statements



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO MARCH 31, 2005
                                  (Unaudited)
                                   (Restated)
                                                                                                   Deficit
                                                                                                  accumulated
                                                                                    Additional     during the       Total
                                                             Common stock             paid-in     development   stockholder's
                                                        -------------------------
                                                           Shares        Amount       capital         stage    equity (deficit)
                                                        ------------  ------------  ------------  ------------  ------------
Balance at July 16, 2002                                          -   $         -   $         -   $         -   $         -
(inception)

Issuance of shares for services
at $0.0001 per share - July 16, 2002                      1,240,000           124             -             -           124

Net loss                                                          -             -             -          (124)         (124)

Balance at December 31, 2002                              1,240,000           124             -          (124)            -
                                                        ------------  ------------  ------------  ------------  ------------
Issuance of shares to convert
debt to equity
at $.0001 per share - Dec 31, 2003                        1,000,000           100             -             -           100

Net loss                                                          -             -             -          (100)         (100)
                                                        ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003                              2,240,000           224             -          (224)            -

Net loss                                                          -             -             -       (12,275)      (12,275)
                                                        ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004                              2,240,000           224             -       (12,499)      (12,275)

Issuance of shares for
vacation interest rights & marketable securities
at .0001 per shares - Mar 17, 2005                        4,000,000           400        39,600             -        40,000

Net loss                                                          -             -             -        (6,095)       (6,095)
                                                        ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2005 (Restated)                      6,240,000   $       624   $    39,600   $   (18,594)  $    21,630
                                                        ============  ============  ============  ============  ============


The accompanying notes form an integral part of these unaudited financial statements



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 AND
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO MARCH 31, 2005
                                  (Unaudited)
                                   (Restated)
                                                                                   For the period
                                                                                 from July 16, 2002
                                                                                   (inception) to
                                                            2005          2004     March 31, 2005
                                                        ------------  ------------  ------------
                                                         (Restated)                  (Restated)

Cash flows from operating activities:
Net loss                                                     (6,095)            -        (6,319)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Issuance of common stock
     in exchange for services                                     -             -           124
    Issuance of common stock
     to convert debt to equity                                    -             -           100
  Increase in liabilities:
Due to related party                                          6,095             -         6,095
                                                        ------------  ------------  ------------
  Total adjustments                                           6,095             -         6,319
                                                        ------------  ------------  ------------
  Net cash used in operating activities                           -             -             -
                                                        ------------  ------------  ------------
Net increase in cash and cash equivalents                         -             -             -

Cash and cash equivalents, beginning                              -             -             -
                                                        ------------  ------------  ------------
Cash and cash equivalents, ending                       $         -   $         -   $         -
                                                        ============  ============  ============
Supplemental disclosure of cash flow information:
  Interest paid                                         $         -   $         -   $         -
                                                        ============  ============  ============
  Income taxes paid                                     $         -   $         -   $         -
                                                        ============  ============  ============


The accompanying notes form an integral part of these unaudited financial statements

On March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company has recorded no value for the rights since they are acquired from a related party whose basis was zero.


                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

D.  Use  of  Estimates

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

E.  Income  Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2005.

F.  Basic  and  diluted  net  loss  per  share

       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At March 31, 2005 there were no dilutive convertible shares, stock options or warrants.

I.  Recent  Pronouncements

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

On March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company recorded no value for the rights since they are acquired from a related party whose basis was zero.

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

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of March 31, 2005, the balance of due to related party amount to $18,370.

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

NOTE  5  -  RESTATEMENT

In the Form 10-QSB for the quarter ended March 31, 2005, the financial statements filed were not reviewed by the independent auditor of the Company. The Company also failed to provide disclosures relating to the Company's classification as a development stage company under paragraph (11) of SFAS 7. In addition, the Company failed to apply the accounting treatment required for investment in a related party in relation to its acquisition of shares and vacation interest rights of PT Island Concepts Indonesia. Specifically, the Company issued 4,000,000 shares of its common stock in exchange for 4,000,000 rights and 4,000,000 shares of Island Concepts Indonesia, a related party. The Company recorded the rights at $10,000,000 and the shares received at $40,000. Since the rights were acquired from a related party whose basis was zero, the rights have now been recorded at zero value. The Company also recorded expenses incurred for the year ended December 31, 2004 in the three months ended March 31, 2005 amounting $12,275. Since the expenses were incurred and related to the year ended December 31, 2004, these have now been recorded in the financial statements for the year ended December 31, 2004.

The Company has restated its financial statements for the three months period ended March 31, 2005 to reflect those changes.

The  effect  of  the  correction  of  the  error  is  as  follows:

                                                            AS
                                                         PREVIOUSLY        AS
                                                          REPORTED      RESTATED
                                                        ---------------------------
                                 BALANCE SHEET
 As of March 31, 2005
Asset:
 Cash and cash equivalents                              $    40,224   $         -
 Marketable securities                                  $         -   $    40,000
 Vacation interest rights                               $10,000,000   $         -
 Total current assets                                   $10,040,224   $    40,000

 Prepaid expense                                        $       320   $         -
 Total other assets                                     $       320   $         -

 Total assets                                           $10,040,544   $    40,000

Liabilities:
 Due to related party                                   $    18,594   $    18,370

Stockholders' equity:
 Additional paid in capital                             $10,040,000   $    39,600
 Accummulated deficit                                   $   (18,674)  $   (18,594)
 Total stockholders' equity                             $10,021,950   $    21,630

 Total liabilities and stockholders' equity             $10,040,544   $    40,000

                            STATEMENT OF OPERATIONS:
                                                        For the three months ended
                                                              March 31, 2005
                                                        --------------------------

 Organization expense                                   $    12,275   $         -
 General and administrative                             $     6,319   $     6,095
 Total cost and expense                                 $    18,594   $     6,095

 Loss from operations                                   $   (18,594)  $    (6,095)
 Loss before income tax                                 $   (18,594)  $    (6,095)
 Net loss                                               $   (18,594)  $    (6,095)

Net loss per share:
    Basic and diluted                                                 $         -

NOTE  6  -  SUBSEQUENT  EVENTS

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

On November 16, 2005, the company entered into a Share Purchase Agreement with Meridian Pacific Investments ("Meridian"), whereby the company will purchase
20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia ("ICON") (collectively, the "Shares"). In exchange for the Shares, the company agreed to issue Meridian 6,000,000 shares of its restricted common stock. Meridian is considered an affiliate of the company as it owns more than 10% of the outstanding common stock and is controlled by Graham Bristow, who is also the CEO of Island Residences Club.

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of material definitive agreement(s) and expired on December 1, 2005.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results  of  Operations  -  Inception  (July  16,  2002)  through March 31, 2005

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception until March 17, 2005. The company commenced limited operations for the period March 17, 2005 through March 31, 2005.

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

The company has not generated any revenue. General and administrative expenses were $6,095.00 for the three months ended March 31, 2005 as compared to $0 at the three months ended March 31, 2004. These expenses were the result of the company commencing limited operations.

Liquidity  and  Capital  Resources

The Company had no cash or cash equivalents as of March 31, 2005. At March 31, 2005, the company had current assets of $40,000 in the form of marketable securities and $18,370 in current liabilities consisting of due to a related party.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, the Company is in the development stage, and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe,"
"expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item  3.  Controls  and  Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of March 31, 2005, the Company's Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

Subsequent to March 31, 2005, in connection with comments from the Securities and Exchange Commission, our board of directors concluded on October 21, 2005 that our previously issued financial statements included in our Form 10-QSB for the quarter ended March 31, 2005 should no longer be relied upon. The facts underlying these conclusions are as follows:

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

Management has taken action to address such deficiencies and will continue its efforts to improve and strengthen its control processes and procedures.

Other than set forth above, there have been no other significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II -- OTHER INFORMATION

Item  1.  Legal  Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

On March 17, 2005 the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company recorded no value for the rights since they are acquired from a related party whose basis was zero. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.


Item  3.  Defaults  upon  Senior  Securities.

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

Subsequent  to  March  31,  2005:

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

On November 16, 2005, the company entered into a Share Purchase Agreement with Meridian Pacific Investments ("Meridian"), whereby the company will purchase
20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia ("ICON") (collectively, the "Shares"). In exchange for the Shares, the company agreed to issue Meridian 6,000,000 shares of its restricted common stock. Meridian is considered an affiliate of the company as it owns more than 10% of the outstanding common stock and is controlled by Graham Bristow, who is also the CEO of Island Residences Club.

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of material definitive agreement(s) and expired on December 1, 2005.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.


Exhibit  No.  Description
-------------------------

Exhibit 10.1 Agreement for the Purchase of Common Stock dated as of March 17, 2005 between Meridian Pacific Investments HK Ltd. and Island Residences Club, Inc. (filed with Form 8-K dated March 17, 2005 and incorporated by reference herein)

Exhibit 31.1. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Island  Residences  Club,  Inc.
(Registrant)

By:     /s/Graham  J.  Bristow
        ----------------------

Name:   Graham  J.  Bristow
Title:  President

Dated:  January  27,  2006.