Form 10KSB
period 2005-05-31
Island Residences Club, Inc.
filed 2006-02-07
CIK 1181277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended: May 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

                 For  the  transition  period  from          to

                       Commission  file  number  000-49978

                          Island Residences Club, Inc.
              (Name  of  small  business  issuer  in  its  charter)

           Delaware                                              20-2443790
 (State  or  other  jurisdiction  of                         (I.R.S.  Employer
 incorporation  or  organization)                           Identification  No.)

            1769-203  Jamestown  Rd., Williamsburg, VA   23185
            ------------------------------------------ ----------
              (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,490,000 shares of Common Stock, par value $.0001 per share, as of February 3, 2006.

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Island Residences Club, Inc. (the "Company"), formerly Hengest Investments, Inc. and Island Investments, Inc., was incorporated in the State of Delaware on July 16, 2002. The Company is now based in Williamsburg, Virginia. We have been in the development stage since inception.

Prior to March 17, 2005, the company's business plan was to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On March 17, 2005, the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 vacation rights valued at $0. The company has recorded no value for the rights since they are acquired from a related party whose basis was zero. With this acquisition, the Company's business plan includes marketing and selling vacation stay entitlement rights in the form of vacation points. Specifically, the company operates The Island Residences Club, which includes marketing and sales of memberships and the marketing and sales of vacation rights. The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts in Bali, Asia and beyond, (ii) provide financing to individual purchasers of vacation rights and (iii) provide resort management and maintenance services to vacation ownership resorts.

Island Residences Club, Inc. ("IRCI"), Meridian Pacific Investments ("Meridian") and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties with common ownership and officers before and after the transaction.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

BUSINESS

The Company operates internationally and in the hospitality industry as a private residence membership club incorporating property development and management. The Company recently acquired 4 million shares in PT Island Concepts Indonesia Tbk, and 4 million Vacation Stay Entitlements (Rights) in the Island Villas Bali. These One Bedroom Luxury Villas were completed early April 2005 and will be operated as a private residences club. These acquired Vacation Stay Entitlements are being marketed by the Island Residences Club to its members both in the United States and internationally.

The Company intends to market Villa rentals on the Island of Bali, in Europe, Korea, Japan, South East Asia and Australia via its associate company PT Island Concepts Indonesia tbk www.islandconcepts.com. PT Island Concepts Indonesia Tbk is listed in Indonesia and trades under the ticker symbol "ICON". Island Residences Club, Inc. and PT Island Concepts, Indonesia are related parties with common ownership and officers.

THE  PRODUCTS

The Island Residences Club, Inc has commenced a sales and marketing campaign to launch the Island Residences Club concept. Initially properties owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali; Sydney and Noosa Heads, Queensland, Australia will be available to members for vacation and/or business stays. We believe the target market should be the higher income local and expatriate communities in Asia and Europe. The Company is seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Club Members will enjoy "stays" at the Island Villas in Bali, a selection of luxury apartments and Villas in Australia, New Zealand, Thailand, Singapore, USA and Mexico and elsewhere when available, each and every year. The membership will receive an annual non-cash right each year to stay at an Island Residences Club property.

Members will be able to extend or sell their annual stay entitlement rights receiving an income on their membership if they elect not to use them in a given year. The Private Residences Club concept is relatively new with companies such as www.exclusiveresorts.com, www.akdestinations.com, www.bellehavens.com,
    ------------------------   ----------------------   -------------------
www.emperors-club.com, and www.quintess.com leading the way. Steve Case, founder
---------------------      ----------------
of AOL, has taken a controlling position in Exclusive Resorts Inc. with an investment of 600m USD. These businesses offer members `annual time plans' (15-60 days) and concierge services at multiple luxury residences and is akin to membership at an exclusive country club. Island Residences Club believes it offers members a new paradigm in the Residence Club concept in that members can enjoy the same luxury and concierge services by simply buying as much `time' as they like through the purchase of vacation rights.

PT Island Concepts Indonesia Tbk will construct unique modern Villas on land it has acquired in Thailand and Mexico. These properties will be modern, contemporary and yet tropical in design and can be sold with or without a lease-back option to the Island Residences Club or with a contract to the company for management and/or sundry letting. The Company will maintain a policy of keeping its properties in the utmost pristine condition and will sell and roll-over its inventory within a three to five year time frame. The company will develop its own properties on both leasehold and freehold land appealing to both local and foreign customers when it is time to sell. Over time, the Company will develop into essentially a property trust with the increasing value of its inventory creating an increasing asset value for the shareholders. The company will also develop a commercial property portfolio consisting of Luxury Hotels, Spas and Resorts. These properties will provide the infrastructure to support Villas and Residences located within or adjacent the Resorts.

PT Island Concepts Indonesia TBK has been granted a boutique hotel license and restaurant license for its Seminyak Villa Resort operation within the regency of Bandung in the province of Bali within the Republic of Indonesia by the Federal Government of Indonesia. Other licenses will be applied for as required.

The Company is in the process of registering its logo as a trademark in the Republic of Indonesia and the United States. The Company owns URL's www.islandconcepts.com, www.islandresidencesclub.com and
----------------------   ----------------------------
www.islandvillasbali.com.
------------------------

The Company has not expended any funds in the last two years on research and development activities. The Company currently has no employees and operates through consultants.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by the officers and directors of the Company.

Subsequent to May 31, 2005, the Company leased an office at 1769-203 Jamestown Rd., Williamsburg, Virginia 23185 for $300.00 per month. The Company terminated this lease effective February 2006 and is seeking to establish an office in Southern California.

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

At May 31, 2005, we had 6,240,000 shares outstanding and held by one shareholder of record. 2,240,000 of those shares are held for the benefit of 525 shareholders.

We have never paid dividends on our common stock. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan  of  Operation

The Island Residences Club, Inc has commenced a sales and marketing campaign to launch the Island Residences Club concept. Initially properties owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali; Sydney and Noosa Heads, Queensland, Australia will be available to members for vacation and/or business stays. We believe the target market should be the higher income local and expatriate communities in Asia and Europe. The Company is seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Club Members will enjoy "stays" at the Island Villas in Bali, a selection of luxury apartments and Villas in Australia, New Zealand, Thailand, Singapore, USA and Mexico and elsewhere when available, each and every year. The membership will receive a right each year to stay at an Island Residences Club property.

PT Island Concepts Indonesia Tbk will construct unique modern Villas on land it has acquired in Thailand and Mexico. These properties will be modern, contemporary and yet tropical in design and can be sold with or without a lease-back option to the Island Residences Club or with a contract to the company for management and/or sundry letting. The Company will maintain a policy of keeping its properties in the utmost pristine condition and will sell and roll-over its inventory within a three to five year time frame. The company will develop its own properties on both leasehold and freehold land appealing to both local and foreign customers when time to sell. Over time the Company will develop into essentially a property trust with the increasing value of its inventory creating an increasing asset value for the shareholders. The company will also develop a commercial property portfolio consisting of Luxury Hotels, Spas and Resorts. These properties will provide the infrastructure to support Villas and Residences located within or adjacent to the Resorts.

The Company's plans for the next twelve months includes moving forward with next phase of the Company's business plan. PT Island Concepts Indonesia, on behalf of the Company, currently has a software and web design team of three persons and a research team of seven persons developing the Company's websites and back and front office software systems. This includes but is not limited to the development of a membership loyalty program, online reservation system and an in-room information system. This work will be moved to the United States when staff and expertise become available or are employed. However, the Company will continue to maintain a research and online concierge service from Bali. These systems will be for the Company's use and not for resale. The Company does not intend to seek any specific patents or trademarks but will use a general copyright to protect the company's property and systems.

The Company intends to invest up to $100,000 in 2006 into property and income producing assets. The Company intends for these funds to come from further investment from its majority shareholder and/or borrowings secured by property owned by the Company. There is no guarantee that the Company will be able to obtain these funds.

The Company intends to hire up to fifteen persons in 2006, predominately for its Southern California operations, which it has yet to establish.

Results of Operations - Five months ended May 31, 2005 as compared to five months ended May 31, 2004

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

Island Residences Club, Inc. is a private residence membership club. The Company recently acquired 4 million shares in PT Island Concepts Indonesia Tbk, and 4 million Vacation Stay Entitlements (Rights) in the Island Villas Bali. These One Bedroom Luxury Villas were completed early April 2005 and will be operated as a private residences club. These acquired Vacation Stay Entitlements are being marketed by the Island Residences Club to its members both in the United States and internationally.

The company has not generated any revenue. General and administrative expenses were $8,973.00 for the five months ended May 31, 2005 as compared to $0 for the five months ended May 31, 2004. These expenses were the result of the company commencing limited operations at March 17, 2005. These expenses contributed to a net loss of $8,973 for the five months ended May 31, 2005 as compared to $0 for the five months ended May 31, 2004.

Liquidity  and  Capital  Resources

The Company had no cash or cash equivalents as of May 31, 2005. At May 31, 2005, the company had current assets of $40,000 in the form of marketable securities and $21,248 in current liabilities due to a related party.

We have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. A stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with implementing our business. Such advances will be made without expectation of repayment. There is no minimum or maximum amount such stockholder will advance to us or guarantee that such advances will continue.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product and/or services, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, the Company is in the development stage, and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

On March 17, 2005, the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company has recorded no value for the rights since they are acquired from a related party whose basis was zero.

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

On March 17, 2005, Graham James Bristow and Bob Bratadjaya were appointed to the board of directors. Further, Joseph Anthony Joyce resigned as secretary and Bob Bratadjaya was appointed as secretary and treasurer and Graham Bristow was appointed as Chief Executive Officer and president.

Subsequent  to  May  31,  2005:

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

ITEM  7.  FINANCIAL  STATEMENTS.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To  the  Stockholders  and  Board  of  Directors
Island  Residences  Club,  Inc.

We have audited the accompanying balance sheet of Island Residences Club, Inc., a development stage company (the "Company") as of May 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the five months ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Residences Club, Inc. as of May 31, 2005 and the results of its operations and its cash flows for the five months ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $21,472 including net losses of $8,973 and $0 for the five months ended May 31, 2005 and 2004, respectively. These factors as discussed in Note 5 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS


Los  Angeles,  California
January  16,  2006


                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2005

                                     ASSETS

Current  assets:
    Cash  &  cash  equivalents                              $          -
    Marketable  securities                                        40,000
                                                            -------------
           Total  assets                                    $     40,000
                                                            =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
    Due  to  related  party                                 $     21,248
                                                            -------------

           Total  liabilities                                     21,248
                                                            -------------

Stockholders'  equity:
    Preferred  stock,  $.0001  par  value,  20,000,000
    shares authorized;no  shares issued and outstanding                -
    Common  stock,  $.0001  par  value,  100,000,000
    shares  authorized; 6,240,000  shares  issued
    and  outstanding                                                 624
    Additional  paid-in  capital                                  39,600
    Deficit  accumulated  during  the  development  stage        (21,472)
                                                            -------------

      Total  stockholders'  equity                                18,752
                                                            -------------

      Total  liabilities  and  stockholders'  equity        $     40,000
                                                            =============





                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           FOR THE FIVE MONTH PERIODS ENDED MAY 31, 2005 AND 2004 AND
          FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO MAY 31, 2005

                                                                        For the period from
                                                                           July 16, 2002
                                                                          (inception) to
                                             May 31, 2005   May 31, 2004   May 31, 2005
                                             -------------  -------------  -------------

Net revenue                                  $          -   $          -   $          -

Cost  of  revenue                                       -              -              -
                                             -------------  -------------  -------------
Gross  profit                                           -              -              -

Selling,  general  and  administrative
  expenses                                          8,973              -         21,472
                                             -------------  -------------  -------------
Loss  from  operations  before  other  expense
  and  provision  for  income  taxes               (8,973)             -        (21,472)

Other  expense
     Interest  expense                                  -              -              -
                                             -------------  -------------  -------------

Loss  before  provision  for  income  taxes        (8,973)             -        (21,472)

Provision  for  income  taxes                           -              -              -
                                             -------------  -------------  -------------

Net  loss                                    $     (8,973)  $          -   $    (21,472)
                                             =============  =============  =============

Loss  per  share  -  basic and diluted       $      (0.00)  $          -   $      (0.01)
                                             =============  =============  =============
Weighted  average  number  of  shares
  basic  and  diluted                           3,526,188      2,240,000      3,526,188
                                             =============  =============  =============



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO MAY 31, 2005
                                                                                             Deficit
                                                                                           accumulated
                                                                            Additional     during the        Total
                                                      Common stock            paid-in      development   stockholder's
                                             ----------------------------
                                                 Shares         Amount        capital         stage     equity (deficit)
                                             -------------  -------------  -------------  -------------  -------------
Balance at July 16, 2002                                -   $          -   $          -   $          -   $          -
      (inception)

Issuance of shares for services
   at $0.0001 per share - July 16, 2002         1,240,000            124              -              -            124

Net loss                                                -              -              -           (124)          (124)
                                             -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2002                    1,240,000            124              -           (124)             -

Issuance of shares to convert
   debt to equity
   at $.0001 per share - Dec 31, 2003           1,000,000            100              -              -            100

Net loss                                                -              -              -           (100)          (100)
                                             -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2003                    2,240,000            224              -           (224)             -

Net loss                                                -              -              -        (12,275)       (12,275)
                                             -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2004                    2,240,000            224              -        (12,499)       (12,275)

Issuance of shares for
   vacation interest rights & marketable
   securities at .0001 per shares -
   Mar 17, 2005                                 4,000,000            400         39,600              -         40,000

Net loss                                                -              -              -         (8,973)        (8,973)
                                             -------------  -------------  -------------  -------------  -------------

Balance at May 31, 2005                         6,240,000   $        624   $     39,600   $    (21,472)  $     18,752
                                             =============  =============  =============  =============  =============



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
           FOR THE FIVE MONTH PERIODS ENDED MAY 31, 2005 AND 2004 AND
         FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO MAY 31, 2005

                                                                          For the period
                                                                        from July 16, 2002
                                                                          (inception) to
                                             May 31, 2005   May 31, 2004   May 31, 2005
                                             -------------  -------------  -------------
Cash flows from operating activities:
Net loss                                           (8,973)             -        (21,472)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock
   in exchange for services                             -              -            124
Issuance of common stock
  to convert debt to equity                             -              -            100
Increase in liabilities:
  Due to related party                              8,973              -         21,248
                                             -------------  -------------  -------------
    Total adjustments                               8,973              -         21,472
                                             -------------  -------------  -------------
    Net cash used in operating activities               -              -              -
                                             -------------  -------------  -------------

Net increase in cash and cash equivalents               -              -              -

Cash and cash equivalents, beginning                    -              -              -
                                             -------------  -------------  -------------
Cash and cash equivalents, ending            $          -   $          -   $          -
                                             =============  =============  =============

Supplemental disclosure of cash flow
  information:
  Interest paid                              $          -   $          -   $          -
                                             =============  =============  =============
  Income taxes paid                          $          -   $          -   $          -
                                             =============  =============  =============



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

D.  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended May 31, 2005.

E.  Basic  and  diluted  net  loss  per  share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At May 31, 2005 there were no dilutive convertible shares, stock options or warrants.

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

As  of  May  31,  2005,  no  preferred  stock  has  been  issued.

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

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of May 31, 2005, the balance of due to related party amount to $21,248.

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

The management's plans include the sale of vacation rights to stay entitlements at Island Villas Bali that are owned by an affiliate of the Company, Island Concepts Indonesia, for the Company to continue as a going concern. The company has 4,000,000 vacation rights in inventory for sale. It has sold 54,000 rights amounting $135,000 subsequent to the year end, to a related party (unaudited) and continues to market the rights for sale. However, there can be no assurance that management will be successful in this endeavor.

NOTE  6  -  SUBSEQUENT  EVENTS

On June 20, 2005, the Company entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund II, LP (the "Investor"). This Agreement provides that, following notice to the Investor, the Company may put to the Investor up to $10,000,000 of its common stock for a purchase price equal to 95% of the lowest closing bid price of its common stock during the five day period following that notice. The number of shares that the Company are permitted to put pursuant to the Agreement is either: (A) 200% of the average daily volume of the common stock for the twenty trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $100,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put.

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

Subsequent to May 31, 2005, on June 20, 2005, we engaged Kabani & Company, Inc., Certified Public Accountants, to audit the consolidated balance sheets of the company on May 31, 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for the period then ended. On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005.

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

The Company engaged Kabani & Company to assist with these filings. In particular, Kabani & Company audited the accompanying balance sheet of Island Residences Club, Inc., a development stage company (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003, as well as the balance sheets of the company on May 31, 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for the five months ended May 31, 2005 and 2004.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and chief financial officer, carried out an evaluation (as required by paragraph (b) of Rule 13a-15 or 15d-15) of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer believe that, given our limited operations, our disclosure controls and procedures are effective.

Subsequent to May 31, 2005, in connection with comments from the Securities and Exchange Commission (the "Commission"), our board of directors concluded on October 21, 2005 that our previously issued financial statements included in our Form 10-KSB for the year ended December 31, 2004 and Form 10-QSB for the quarter ended March 31, 2005 should no longer be relied upon. The facts underlying these conclusions are as follows:

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

Management has taken action to address such deficiencies, including the engagement of Kabani & Company, CPAs, and will continue its efforts to improve and strengthen its control processes and procedures.

(b) CHANGES IN INTERNAL CONTROLS. Except as set forth above, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM  8B.  OTHER  INFORMATION

None.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the directors and executive officers of the Company, and the principal offices and positions with the company held by each person. The executive officers of the Company are elected annually by the Board. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board. Unless described below, there are no family relationships among any of the directors and officers.



         NAME                AGE          POSITION
-----------------------     ------     --------------
John  R.  Kennerley           66       Chairman  of  the  Board
Graham  J.  Bristow           59       Director,  President  and Chief Executive Officer
Bob  Bratadjaya               40       Director,  Secretary  and  Treasurer
Joseph  Anthony  Joyce        59       Director


JOHN  R.  KENNERLEY  --  Chairman

Born September 1939, John is an Australian and European passport holder. He lives in Sydney, Australia with his wife Australian television host, Kerri-Anne Kennerley. He was involved early in his career with Grand Prix racing and world championship winner Sterling Moss. He was a member of the Board of the Directors of Vernon Pools and in 1977 negotiated with the New York State Lottery to introduce Lotto into the State of New York. He was President of Games Management, Inc. the operating company of the New York Lotto.

After the sale of Vernon Pools, he relocated to Australia and became a director of Fulfillment Australia Ltd. before it was sold to TNT Group and Vusion Pacific Pty Ltd that was involved in the manufacturing and distribution of electronic sign boards.

In 1999 he became Chairman of Meridian Pacific Capital Pty Ltd, a related company to Meridian Pacific Investments HK Ltd, a provider of venture capital.

John is an independent director and not engaged in the day to day business of the company.

GRAHAM  J.  BRISTOW  --  President,  Chief  Executive  Officer  and  Director

Born in July 1947, in Hastings, New Zealand, he resides in Noosa Heads, Queensland, Australia and is a dual New Zealand and Australian citizen.

Graham moved to Australia in 1992 after a career in the telecommunications and transport industries. He became joint managing director and founding shareholder of Omni Telecommunications, Ltd. in Melbourne Australia, taking the company public on the ASX via a reverse merger with Henry B. Smith Ltd.

He resigned in 1996 to form an internet start-up, LibertyOne, Ltd., taking the company public on the ASX in 1998. Graham was Managing Director and major shareholder, relocating to California in 1999 to establish a North American subsidiary of the company.

In 2000, upon leaving LibertyOne, Ltd., he formed Meridian Pacific Capital Pte, Ltd. to invest in Asian companies. He was a director of an Indonesian listed company PT Indoexchange Tbk in 2002 until June 2004 and invested in PT Island Concepts Indonesia, Tbk. in 2002, a villa development and management company located on the island of Bali.

Graham is an officer and director of the company, actively involved in the day to day operations.

BOB  BRATADJAYA  --  Secretary,  Treasurer  and  Director

Bob was born in Central Java, Indonesia, is 40 years of age and married with two children. He obtained a law degree from the University of Jakarta and worked within the capital markets as corporate lawyer.

He joined PT courts Indonesia, a Club concept retailer in 2000 and successfully took the company public on the Jakarta and Surabaya Stock Exchange in 2003. Bob was a corporate secretary of courts.

Bob jointed PT Island Concepts Indonesia, Tbk. in mid 2004 as corporate secretary and as head of due diligence committee in preparation of the company going public on the Surabaya Stock Exchange.

He recently joined the board of Island Residences Club, Inc. and was appointed as treasurer and corporate secretary.

JOSEPH  ANTHONY  JOYCE  -  Director

Born January 1947, Liverpool, UK, Joe is a New Zealand and EU passport holder. He lives in Sydney Australia with his wife Anne who is CEO of the Australian Government Telecommunications Regulating Organization.

Joe obtained an MBA from the University of Auckland, New Zealand before leaving for Australia and joining LibertyOne, an Australian listed internet start-up company in 1997 as its general manager for new technology development being largely engaged in educational, interactive video, web casting business development. He was responsible for due diligence and research and development activities.

He left to start Maestro Business Systems Pty Ltd, a developer, systems integrator and marketer of specialist employment and event management software solutions. Joe is founding and majority shareholder and Chairman and CEO of the company which is successful in its field both in Australia and overseas. He opened a Hong Kong operation and became a fellow of the Hong Kong Institute of Directors in 1999.

He remains with Maestro Business Systems and joined the board of Island Residences club, Inc. in 2004 as an independent director.

Subsequent to May 31, 2005, on July 1, 2005, Island Residences Club, Inc. appointed James Rowbotham as Chief Operating Officer and Vice President of Operations for the company for a period of one-year. In connection with this appointment, Mr. Rowbotham will receive 1,000 shares of common stock of the company per month, or an annual total of 12,000 shares.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

The Company presently does not have any committees but expects to establish the following committees in the next fiscal year.

Executive  Committees.  The  Board  of  Directors  will  establish  an executive
---------------------
committee  (the  "Executive Committee"), which will be granted such authority as
------
may be determined from time to time by a majority of the Board of Directors. The Company expects that the Executive Committee will consist of the Founders and at least one independent director. All actions by the Executive Committee will require the unanimous vote of all its members.

Audit  Committee.  The Board of Directors will establish an audit committee (the
----------------
"Audit Committee"), which will consist of two or more independent directors. The Audit Committee will be established to make recommendations concerning the engagement of independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls.

Compensation  Committee.  The  Board  of Directors will establish a compensation
-----------------------
committee  (the  "Compensation  Committee"),  which  will consist of two or more
--
non-employee or independent directors to the extent required by Rule 16b-3 under
--
the Exchange Act, to determine compensation for the Company's senior executive officers and advisors.

The Board of Directors of the Company initially will not have a nominating committee of any other committee.

DIRECTORS  AND  OFFICERS  INSURANCE

The Company will apply for a directors and officers liability insurance policy with coverage typical for a public company such as the Company that will become effective upon the effectiveness of the registration statement. The directors and officers liability insurance policy insures (i) the officers and directors of the Company from any claim arising out of an alleged wrongful act by such person while acting as officers and directors of the Company, (ii) the Company to the extent it has indemnified the officers and directors for such loss and
(iii) the Company for losses incurred in connection with claims made against the Company for covered wrongful acts.

INDEMNIFICATION  OF  OFFICERS

The Certificate of Incorporation provides for the indemnification of the Company's officers and directors against certain liabilities to the fullest extent permitted under applicable law. The Certificate of Incorporation also provides that the directors and officers of the Company be exculpated from monetary damages to the fullest extent permitted under applicable law.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its common stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year, except that Meridian Pacific Investments, a majority shareholder of the company, failed to file a Form 4 for its acquisition of 4,000,000 shares on March 17, 2005.

Audit  Committee  and  Financial  Expert

 We do not have an Audit Committee, our board of directors, perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

The Company has adopted a Code of Ethics that applies to our officers and persons performing similar functions. This Code of Ethics is filed as an exhibit to this annual report.

ITEM  10.  EXECUTIVE  COMPENSATION.

At May 31, 2005, none of our officers and directors have received any compensation for services rendered, and are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

DIRECTOR  COMPENSATION

The Company intends to pay its directors who are not officers of the Company ("Independent Directors") a fee of $1,000 per meeting of the Board of Directors and any committee thereof (including telephonic meetings) for their services as directors. In addition, the Company intends to grant options to purchase 15,000 shares of common stock at market price at the time of the grant to each such Independent Director to vest in equal portions over a term of three years. Each Independent Director who is still a member of the Board of Directors at the end of the three year vesting period of the initial grant of options will receive a grant of additional options to purchase 15,000 shares of common stock at the fair market value of the Common Stock on the date of the grant, with such options to vest over an additional three year period. In addition to such option grants, the Independent Directors will be reimbursed for expenses of attending each meeting of the Board of Directors. Officers of the Company who are directors will not be paid any director fees but will be reimbursed for expenses of attending meetings of the Board of Directors.

Subsequent to May 31, 2005, on July 1, 2005, Island Residences Club, Inc. appointed James Rowbotham as Chief Operating Officer and Vice President of Operations for the company for a period of one-year. In connection with this appointment, Mr. Rowbotham will receive 1,000 shares of common stock of the company per month, or an annual total of 12,000 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock at May 31, 2005, all directors and officers individually and all our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.




TITLE OF CLASS   NAME AND ADDRESS OF                   AMOUNT AND     PERCENT OF
--------------    BENEFICIAL OWNER(1)                   NATURE OF      CLASS (2)
                 --------------------                   BENEFICIAL    -----------
                                                        OWNERSHIP
                                                      ------------
Common Stock   Meridian Pacific Investments HK Ltd.(3)  6,240,000         100%
               P.O. Box 1947, Noosa Heads
               Queensland 4567, Australia

Common Stock   Graham Bristow                           6,240,000(3)      100%
               CEO, President
               1769-203 Jamestown Rd.
               Williamsburg, VA23185
Common Stock   All Officers and Directors as a Group    6,240,000(3)      100%
(1 persons)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power.
(2)  Based  upon  6,240,000  shares  issued  and  outstanding.
(3) Meridian Pacific Investments HK Ltd. is majority owned and controlled by Graham J. Bristow, President, CEO and director of Island Residences. 2,240,000 shares are held for the benefit of 525 shareholders.


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

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of May 31, 2005, the balance of due to related party amounted to $21,248. This debt is owed to both Meridian Pacific Investments HK Ltd. and Francis Street Pty. Ltd., both of which are controlled by Graham Bristow. There is no term or interest on the loans, which will be repaid from income and profits when available.

On March 17, 2005, the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 vacation rights valued at $0. The company has recorded no value for the rights since they are acquired from a related party whose basis was zero. With this acquisition, the Company's business plan includes marketing and selling vacation stay entitlement rights in the form of vacation points. The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to
(i) acquire, develop and operate other vacation ownership resorts, (ii) provide financing to individual purchasers of vacation rights and (iii) provide resort management and maintenance services to vacation ownership resorts.

Island Residences Club, Inc ("IRCI"), Meridian Pacific Investments ("Meridian") and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties with common ownership and officers before and after the transaction.

ITEM  13.  EXHIBITS

(a)  Exhibits:

     3(i)* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on
               January  2, 2003, and     incorporated     herein  by  reference.

     (3)(ii)* Amendment to Certificate of Incorporation, filed as an exhibit to our Form 8-K dated March 31, 2005.

     3(iii)*   By-Laws  filed  as an exhibit     to the Company's registration
               statement  on    Form  10-SB  filed  on  January  2,  2003,  and
               incorporated  herein  by  reference.

     3(iii)*   Specimen of Certificate of Common     Stock filed as an exhibit
               to  the  Company's  registration  statement  on  Form  10-
              SB filed on January 2, 2003, and incorporated herein by reference.

     10.1* Agreement for the Purchase of Common Stock dated as of March 17, 2005 between Meridian Pacific Investments HK Ltd. and Island Residences Club, Inc.; filed as an exhibit to our Form 8-K dated March 17, 2005

     14.1      Code  of  Ethics

     31.1      Certification  of Principal Executive Officer Pursuant to Section
               302  of     the  Sarbanes-Oxley     Act  of  2002

     31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *     Previously  filed

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Kabani & Co., CPA's, Certified Public Accountant ("Kabani") as well as the fees charged by Kabani for such services. In its review of non-audit service fees and its appointment of Kabani as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Kabani's independence. All of the services provided and fees charged by Kabani were pre-approved by the board of directors.

(1)  Audit  Fees

There were no principal accountant fees for 2004. In 2005, the Company engaged Kabani & Co., CPA's to audit the balance sheet of the Company as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. Kabani was also engaged to audit the balance sheets of the company on May 31, 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for the five months ended May 31, 2005 and 2004. On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005. The aggregate fees billed by Kabani & Co. for professional services for the audit of the annual financial statements of December 31, 2004 and 2003 and May 31, 2005 and review of Company's quarterly reports to November 30, 2006 were $40,000.

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

                          ISLAND RESIDENCES CLUB, INC.

Date:  February  4,  2006

     By:     /s/  Graham  J.  Bristow
     ---     ------------------------
             Graham  J.  Bristow
             President  &  CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                      Date
     ---------                         -----                      ----

/s/  Graham  Bristow        President,  Chief Executive    February  4, 2006
--------------------            Officer and Director
Graham  Bristow

/s/  Bob  Bratadjaya           Chief  Financial  Officer   February  4, 2006
--------------------             (Principal  Accounting
Bob  Bratadjaya                   Officer) and Director

/s/James  Rowbotham            Chief  Operating  Officer   February  4, 2006
-------------------
James  Rowbotham

/s/  John  Randall  Kennerley          Director            February  4, 2006
-----------------------------
John  Randall  Kennerley

/s/Joseph  Anthony  Joyce              Director            February  4, 2006
-------------------------
Joseph  Anthony  Joyce