Form 10QSB
period 2005-08-31
Island Residences Club, Inc.
filed 2006-03-20
CIK 1181277

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                  FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For  the  quarterly  period  ended  August 31,  2005
               ----------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       Outstanding  at  August 31,  2006
                Common  Stock,  par  value  $0.0001  -  6,240,000

Transitional  Small  Business  Disclosure  Format  (check  one):  [ ] Yes [X] No

                       PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                AUGUST 31, 2005
                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $           -
  Marketable securities                                                            40,000
                                                                            --------------
  Total assets                                                                     40,000
                                                                            ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Account payable                                                           $      27,546
  Due to related party                                                             54,727
                                                                            --------------
  Total liabilities                                                                82,273
                                                                            --------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 20,000,000 shares authorized;
  no shares issued and outstanding                                                      -
  Common stock, $.0001 par value, 100,000,000 shares authorized;
  6,240,000 shares issued and outstanding                                             624
  Additional paid-in capital                                                       39,600
  Deficit accumulated during the development stage                                (82,497)
                                                                            --------------
  Total stockholders' deficit                                                     (42,273)
                                                                            --------------
  Total liabilities and stockholders' deficit                               $      40,000
                                                                            ==============


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2005 AND 2004 AND
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO AUGUST 31, 2005
                                  (UNAUDITED)

                                                                                                          For the period from
                                                                                                             July 16, 2002
                                                                                                            (inception) to
                                                                                  2005            2004      August 31, 2005
                                                                            --------------  --------------  --------------
NET REVENUE                                                                 $           -   $           -   $           -

COST OF REVENUE                                                                         -               -               -
                                                                            --------------  --------------  --------------
GROSS PROFIT                                                                            -               -               -

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                         61,025               -          82,497
                                                                            --------------  --------------  --------------
LOSS FROM OPERATIONS BEFORE OTHER EXPENSE
  AND PROVISION FOR INCOME TAXES                                                  (61,025)              -         (82,497)

OTHER EXPENSE
  Interest expense                                                                      -               -               -
                                                                            --------------  --------------  --------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                            (61,025)              -         (82,497)

PROVISION FOR INCOME TAXES                                                              -               -               -
                                                                            --------------  --------------  --------------
NET LOSS                                                                    $     (61,025)  $           -   $     (82,497)
                                                                            ==============  ==============  ==============

LOSS PER SHARE - BASIC AND DILUTED                                          $       (0.01)  $           -   $       (0.01)
                                                                            ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES -
  BASIC AND DILUTED                                                             6,240,000       2,240,000       6,240,000
                                                                            ==============  ==============  ==============



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2005 AND 2004 AND
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO AUGUST 31, 2005
                                  (UNAUDITED)



                                                                                                          For the period from
                                                                                                             July 16, 2002
                                                                                                            (inception) to
                                                                                  2005            2004      August 31, 2005
                                                                            --------------  --------------  --------------

Cash flows from operating activities:

Net loss                                                                          (61,025)              -         (82,497)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Issuance of common stock
   in exchange for services                                                             -               -             124
  Issuance of common stock
   to convert debt to equity                                                            -               -             100
Increase in liabilities:
  Account payable                                                                  27,546               -          27,546
  Due to related party                                                             33,479               -          54,727
                                                                            --------------  --------------  --------------
    Total adjustments                                                              61,025               -          82,497
                                                                            --------------  --------------  --------------
    Net cash used in operating activities                                               -               -               -
                                                                            --------------  --------------  --------------
Net increase in cash and cash equivalents                                               -               -               -

Cash and cash equivalents, beginning                                                    -               -               -
                                                                            --------------  --------------  --------------
Cash and cash equivalents, ending                                           $           -   $           -   $           -
                                                                            ==============  ==============  ==============
Supplemental disclosure of cash flow information:
  Interest paid                                                             $           -   $           -   $           -
                                                                            ==============  ==============  ==============
  Income taxes paid                                                         $           -   $           -   $           -
                                                                            ==============  ==============  ==============



                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO AUGUST 31, 2005


                                                                                                         Deficit
                                                                                                       accumulated
                                                                                       Additional      during the          Total
                                                               Common stock              paid-in       development     stockholder's
                                                          Shares          Amount         capital          stage     equity (deficit)
                                                      --------------  --------------  --------------  --------------  --------------
Balance  at July 16, 2002                                         -   $           -   $           -   $           -   $           -
     (inception)

Issuance  of  shares  for  services
     at  $0.0001  per  share  -  July  16,  2002          1,240,000             124               -               -             124

Net  loss                                                         -               -               -            (124)           (124)
                                                      --------------  --------------  --------------  --------------  --------------

Balance  at  December  31,  2002                          1,240,000             124               -            (124)              -

Issuance  of  shares  to  convert
     debt  to  equity
     at $.0001 per share - Dec 31, 2003                   1,000,000             100               -               -             100

Net  loss                                                         -               -               -            (100)           (100)
                                                      --------------  --------------  --------------  --------------  --------------
Balance  at  December  31,  2003                          2,240,000             224               -            (224)              -

Net  loss                                                         -               -               -         (12,275)        (12,275)

Balance  at  December  31,  2004                          2,240,000             224               -         (12,499)        (12,275)

Issuance  of  shares  for
     vacation interest rights & marketable securities
     at .0001 per shares - Mar 17, 2005                   4,000,000             400          39,600               -          40,000

Net  loss                                                         -               -               -          (8,973)         (8,973)
                                                      --------------  --------------  --------------  --------------  --------------
Balance  at  May  31,  2005                               6,240,000             624          39,600         (21,472)         18,752

Issuance  of  shares  for  services
     at  $0.01  per  share  -  July  16,  2005              310,000              31           3,069               -           3,100

Net  loss                                                         -               -               -         (61,025)        (61,025)
                                                      --------------  --------------  --------------  --------------  --------------
Balance at August 31, 2005                                6,550,000 # $         655 # $      42,669 # $     (82,497)# $     (39,173)
                                                      ==============  ==============  ==============  ==============  ==============

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

On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended August 31, 2005 are not necessarily indicative of results for any future period.

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

E.  Income  Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended August 31, 2005.

F.  Basic  and  diluted  net  loss  per  share

       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At August 31, 2005 there were no dilutive convertible shares, stock options or warrants.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

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

NOTE  2  -  MARKETABLE  SECURITIES

The Company's marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of the investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

The investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and is quoted on the Surabaya Stock Exchange ("ICON") in Indonesia. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On August 31, 2005, the investments have been recorded at $40,000 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of August 31, 2005:


Investee Name                        Cost at        Market Value at       Accumulated            Number of Shares
(Symbol)                          August 31, 2005   August 31, 2005   Unrealized Gain/Loss   Held at August 31, 2005
--------------------------------  ----------------  ----------------  ---------------------  -----------------------
Island Concepts Indonesia (ICON)  $         40,000  $         40,000  $                   -                4,000,000



NOTE  3  -  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

       As  of  August  31,  2005,  no  preferred  stock  has  been  issued.

B.  Common  Stock

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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Island Residences Club, Inc ("IRCI"), Meridian Pacific Investments ("Meridian"), Francis Street PT Limited, and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties through common ownership and officers.

Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Meridian is a Hong Kong company that is privately owned. Francis Street is an Australian company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in all three companies. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 80% of Island Concepts, 100% of Francis Street, and 70% of IRCI.

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

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of August 31, 2005, the balance due to the related party amounted to $54,727.

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

The management's plans include the sale of membership in The Island Residences Club, a vacation rights club initially based in Bali, for the Company to continue as a going concern. The company has 10,000,000 vacation rights in inventory for sale. It has sold 54,000 rights amounting to $135,000, subsequent to the period ended August 31, 2005, to a related party (unaudited) and continues to market the rights for sale. However, there can be no assurance that management will be successful in this endeavor.

       The management's plans also include the possible acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

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

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The Company received the shares of Grand Sierra Resorts subsequently to November 30, 2005; therefore the transaction was not recorded during the six month period ended November 30, 2005. On February 24, 2006, the Company entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby the Company would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. DTLL share is quoted at $1.25 per share as of February 24, 2006, the transaction date.

On February 23, 2006, the Company and Rich Woods, an unaffiliated investor, entered into a Stock Purchase Agreement with RotateBlack LLC, a Michigan limited liability company ("RBL"), whereby the Company and the investor would purchase 9,400,000 shares of common stock, $.01 par value (the "Shares") of DTLL, Inc., a publicly traded Minnesota corporation ("DTLL"). The allocation of the Shares and the Company's obligation related thereto will be determined at closing. The Shares represent approximately 70% of the 13.5 million issued and outstanding common stock of DTLL. The transaction resulted in a change of control of DTLL. The purchase price for the shares to be paid at closing is $1,500,000, represented by cash in the amount of $500,000 and a Secured Note Payable in the amount of $1,000,000 due no later than April 10, 2006.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results  of  Operations  -  Inception  (July  16,  2002) through August 31, 2005

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception until March 17, 2005. The company commenced limited operations for the period March 17, 2005 through August 31, 2005.

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

The company has not generated any revenue. General and administrative expenses were $61,025.00 for the three months ended August 31, 2005 as compared to $0 at the three months ended August 31, 2004. These expenses were the result of the company commencing limited operations.

Liquidity  and  Capital  Resources

The Company had no cash or cash equivalents as of August 31, 2005. At August 31,2005, the company had current assets of $40,000 in the form of marketable securities and $82,273 in current liabilities consisting of $54,727 due to a related party.

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

Item  3.  Controls  and  Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of August 31, 2005, the Company's Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

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

There  no  sales  of  securities  for  the  period  ended  August  31,  2005.

Item  3.  Defaults  upon  Senior  Securities.

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

Subsequent  to  August  31,  2005:

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


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.

Exhibit No.                            Description
-----------                     -------------------------

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

Island  Residences  Club,  Inc.
(Registrant)

By:     /s/Graham  J.  Bristow
        ----------------------

Name:   Graham  J.  Bristow
Title:  President

Dated:  March 20,  2006.