Form 10QSB
period 2005-11-30
Island Residences Club, Inc.
filed 2006-03-20
CIK 1181277

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB

                                   (Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For  the  quarterly  period  ended  November  30,  2005
               ---------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       Outstanding  at  November  30,  2005
                Common  Stock,  par  value  $0.0001  -  6,490,000

Transitional  Small  Business  Disclosure  Format  (check  one):  [ ] Yes [X] No

                       PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               NOVEMBER 30, 2005
                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $           -
  Account receivable - related party                                       40,500
  Marketable securities                                                 1,455,000
                                                                    --------------
  Total assets                                                      $   1,495,500
                                                                    ==============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Account payable                                                   $      94,481
  Due to related party                                                     92,495
                                                                    --------------
  Total liabilities                                                       186,976
                                                                    --------------
 STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 20,000,000 shares authorized;
  no shares issued and outstanding                                              -
  Common stock, $.0001 par value, 100,000,000 shares authorized;
  6,490,000 shares issued and outstanding                                     649
  Additional paid-in capital                                               42,075
  Shares to be issued                                                     226,595
  Accumulated comprehensive gain                                        1,212,500
  Prepaid consulting                                                      (19,352)
  Deficit accumulated during the development stage                       (153,943)
                                                                    --------------
  Total stockholders' deficit                                           1,308,524
                                                                    --------------
  Total liabilities and stockholders' deficit                       $   1,495,500
                                                                    ==============

                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004 AND
       FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO NOVEMBER 30, 2005
                                  (Unaudited)
                                                                                                                 For the period from
                                                       For the Three Month Periods      For the Six Month Periods      July 16, 2002
                                                             Ended November 30,              Ended November 30,       (inception) to
                                                            2005            2004            2005           2004    November 30, 2005
                                                      --------------  --------------  --------------  --------------  --------------
Net revenue                                           $           -   $           -   $     135,000   $           -   $           -

Cost of revenue                                                   -               -          94,500               -               -
                                                      --------------  --------------  --------------  --------------  --------------
Gross profit                                                      -               -          40,500               -          40,500

Selling, general and administrative
  expenses                                                  111,946               -         172,971               -         194,443
                                                      --------------  --------------  --------------  --------------  --------------
Loss from operations before other expense
  and provision for income taxes                            (111,94)              -          32,471)              -        (153,943)

Other expense
                                                                  -               -  #            -               -               -
                                                      --------------  --------------  --------------  --------------  --------------
Loss before provision for income taxes                     (111,946)              -  #     (132,471)              -        (153,943)

Provision for income taxes                                        -               -               -               -               -
                                                      --------------  --------------  --------------  --------------  --------------
Net loss                                                   (111,946)              -        (132,471)              -        (153,943)

Comprehensive gain
   Unrealized gain on marketable securities               1,212,500               -               -               -               -

Comprehensive income                                  $   1,100,554   $           -   $    (132,471)  $           -   $    (153,943)
                                                      ==============  ==============  ==============  ==============  ==============
Loss per share - basic and diluted                    $       (0.02)  $           -   $       (0.02)  $           -   $       (0.02)
                                                      ==============  ==============  ==============  ==============  ==============
Weighted average number of shares -
  basic and diluted                                       6,283,956       2,240,000       6,261,858 #     2,240,000       6,240,000
                                                      ==============  ==============  ==============  ==============  ==============

                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004 AND
       FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO NOVEMBER 30, 2005
                                  (Unaudited)
                                                                                                    For the period
                                                                                                   from July 16, 2002
                                                                                                    (inception) to
                                                                         2005            2004      November 30, 2005
                                                                    --------------  --------------  --------------
Cash flows from operating activities:
Net loss                                                                 (132,471)              -         (153,943)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Issuance of common stock
   in exchange for services                                                 2,500               -            2,624
  Shares to be issued for consulting service                                4,743               -            4,743
  Issuance of common stock
   to convert debt to equity                                                    -               -              100
Decrease in current assets:
  Account receivale                                                       (40,500)              -          (40,500)
Increase in current liabilities:
  Account payable                                                          94,481               -           94,481
  Due to related party                                                     71,247               -           92,495
                                                                    --------------  --------------  --------------
    Total adjustments                                                     132,471               -          153,943
                                                                    --------------  --------------  --------------
    Net cash used in operating activities                                       -  #            -  #            -
                                                                    --------------  --------------  --------------
Net increase in cash and cash equivalents                                       -  #            -               -

Cash and cash equivalents, beginning                                            -               -               -
                                                                    --------------  --------------  --------------
Cash and cash equivalents, ending                                   $           -   $           -   $           -
                                                                    ==============  ==============  ==============
Supplemental disclosure of cash flow information:
Interest paid                                                       $           -   $           -   $           -
                                                                    ==============  ==============  ==============
Income taxes paid                                                   $           -   $           -   $           -
                                                                    ==============  ==============  ==============

                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO AUGUST 31, 2005
                                                                                                               Deficit
                                                                                                             accumulated     Total
                                                                                                                       stockholder's
                                           Common stock       Additional    Shares    Accumulated             during the
                                      ----------------------   paid-in      to be    Comprehensive   Prepaid  development   equity
                                        Shares      Amount      capital     issued       Gain     Consulting     stage     (deficit)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at July 16, 2002                       -  $        -  $        -  $        -  $        -  $        -  $        -  $       -
(inception)

Issuance of shares for services
at $0.0001 per share - July 16, 2002   1,240,000         124           -           -           -           -           -        124

Net loss                                       -           -           -           -           -           -        (124)      (124)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 2002           1,240,000         124           -           -           -           -        (124)          -

Issuance of shares to convert
debt to equity
at $.0001 per share - Dec 31, 2003     1,000,000         100           -           -           -           -          -         100

Net loss                                       -           -           -           -           -           -        (100)      (100)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 2003           2,240,000         224           -           -           -           -        (224)          -

Net loss                                       -           -           -           -           -           -     (12,275)   (12,275)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 2004           2,240,000         224           -           -           -           -     (12,499)   (12,275)

Issuance of shares for
vacation interest rights & marketable
 securities at .0001 per shares
 - Mar 17, 2005                        4,000,000         400      39,600           -           -           -           -     40,000

Net loss                                       -           -           -           -           -           -      (8,973)    (8,973)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at May 31, 2005                6,240,000         624      39,600           -           -           -     (21,472)    18,752

Issuance of shares for prepaid
consultingat $0.01 per share -
November 14, 2005                        250,000          25      2,475            -           -      (2,500)          -           -

Shares to be issued for consuting
 service, prepaid expense, and
 investment                                    -           -           -     226,595           -     (17,500)          -    209,095

Unrealized gain on marketable
 securities                                    -           -           -           -   1,212,500           -           -  1,212,500

Amortized prepaid consulting                   -           -           -           -           -         648           -        648

Net loss                                       -           -           -           -           -           -    (132,471)  (132,471)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at August 31, 2005             6,490,000# $      649# $   42,075# $  226,595# $1,212,500  $  (19,352) $ (153,943)#$1,308,524
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended November 30, 2005 are not necessarily indicative of results for any future period.

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

E.  Income  Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the period ended November 30, 2005.

F.  Basic  and  diluted  net  loss  per  share

       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At November 30, 2005 there were no dilutive convertible shares, stock options or warrants.

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

       As  of  November  30,  2005,  no  preferred  stock  has  been  issued.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On November 30, 2006, the investments have been recorded at $40,000 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of November 30, 2006:




Investee Name                          Cost at         Market Value at        Accumulated            Number of Shares
(Symbol)                          November 30, 2006   November 30, 2006   Unrealized Gain/Loss   Held at November 30 2006
--------------------------------  ------------------  ------------------  ---------------------  ------------------------
Island Concepts Indonesia (ICON)  $          242,500  $        1,455,000  $           1,212,500                20,250,000

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

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

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of November 30, 2005, the balance due to the related party amounted to $92,495.

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

The management's plans include the sale of membership in The Island Residences Club, a vacation rights club initially based in Bali, for the Company to continue as a going concern. The company has 10,000,000 vacation rights in inventory for sale. It has sold 54,000 rights amounting to $135,000, for the period ended November 30, 2005, to a related party and continues to market the rights for sale. However, there can be no assurance that management will be successful in this endeavor.

       The management's plans also include the possible acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

NOTE  5  -  SUBSEQUENT  EVENTS

On November 16, 2005, the company entered into a Share Purchase Agreement with Meridian Pacific Investments ("Meridian"), whereby the company will purchase
20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia ("ICON") (collectively, the "Shares"). In exchange for the Shares, the company agreed to issue Meridian 6,000,000 shares of its restricted common stock. Meridian is considered an affiliate of the company as it owns more than 10% of the outstanding common stock and is controlled by Graham Bristow, who is also the CEO of Island Residences Club. The company has yet to issue the shares to Meridian pursuant to the agreement and intends to complete the issuance on or before February 28, 2006.

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The company has yet to issue the shares pursuant to this agreement and has not yet received the GSR shares from AWI. The transaction is scheduled to be completed on or before April 7, 2006.

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

The company has authorized, but not yet issued, 2,322,000 additional common shares to advisors and consultants for services pursuant to advisory and consultancy agreements. The company anticipates that these issuances will be completed on or before February 28, 2006.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results  of  Operations - Inception  (July  16,  2002) through November 30, 2005

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception until March 17, 2005. The company commenced limited operations for the period March 17, 2005 through November 30, 2005. . The company is no longer considered a shell corporation.

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

The company has generated $135,000 in revenue for the three months ended November 30, 2005 as compared to $0 for the three months ended November 30, 2004. General and administrative expenses were $111,946.00 for the three months ended November 30, 2005 as compared to $0 at the three months ended November 30, 2004. These expenses were the result of the company commencing limited operations.

Liquidity  and  Capital  Resources

The Company had no cash or cash equivalents as of November 30, 2005. At November 30,2005, the company had current assets of $1,455,000 in the form of marketable securities and $186,976 in current liabilities consisting of $92,495 due to a related party.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, the Company is in the development stage, and has no other current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Item  3.  Controls  and  Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of November 30, 2005, the Company's Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

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

There  no  sales  of  securities  for  the  period  ended  November  30,  2005.

Item  3.  Defaults  upon  Senior  Securities.

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

The company has authorized, but not yet issued, additional common shares to advisors and consultants for services pursuant to advisory and consultancy agreements. The company anticipates that these issuances will be completed on or before February 28, 2006. The total number shares outstanding when all issuances are complete will be 16,626,000.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.


Exhibit  No.                        Description
------------                ---------------------------

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