Form 10QSB/A
period 2005-08-31
Island Residences Club, Inc.
filed 2006-03-24
CIK 1181277

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


                 For the transition period from _____ to _______
                 -----------------------------------------------

                         Commission file number 0-49978
                         ------------------------------

                          ISLAND RESIDENCES CLUB, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


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


                                 (757) 927-6848
                                 --------------
                (Issuer's telephone number, including area code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                               [ ]  Yes   [ X]  No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        Outstanding  at  March 13,  2006
                Common  Stock,  par  value  $0.0001  -  6,490,000

EXPLANATORY NOTE: The Company inadvertently filed the 10QSB for the quarter ended August 31, 2005 with the financial statements that were not reviewed by the company's auditor. This amended 10QSB/A1 includes the financial statements that were reviewed by the company's auditor.

                       PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                AUGUST 31, 2005
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $      -
Marketable securities                                               40,000
                                                                  ---------

Total assets                                                        40,000
                                                                  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Account payable                                                   $ 42,546
Due to related party                                                54,727
                                                                  ---------

Total liabilities                                                   97,273
                                                                  ---------

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 20,000,000 shares authorized;
no shares issued and outstanding                                         -
Common stock, $.0001 par value, 100,000,000 shares authorized;
6,240,000 shares issued and outstanding                                624
Additional paid-in capital                                          39,600
Deficit accumulated during the development stage                   (97,497)
                                                                  ---------

Total stockholders' deficit                                        (57,273)
                                                                  ---------

Total liabilities and stockholders' deficit                       $ 40,000
                                                                  =========


The accompanying notes form an integral part of these unaudited financial statements


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2005 AND 2004 AND
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO AUGUST 31, 2005
                                  (UNAUDITED)

                                                                                          August 31,
                                                                     2005        2004        2005
                                                                  ----------  ----------  ----------
NET REVENUE                                                       $       -   $       -   $       -

COST OF REVENUE                                                           -           -           -
                                                                  ----------  ----------  ----------

GROSS PROFIT                                                              -           -           -

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                             76,025           -      97,497
                                                                  ----------  ----------  ----------
LOSS FROM OPERATIONS BEFORE OTHER EXPENSE
AND PROVISION FOR INCOME TAXES                                      (76,025)          -     (97,497)

OTHER EXPENSE
Interest expense                                                          -           -           -
                                                                  ----------  ----------  ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                              (76,025)          -     (97,497)

PROVISION FOR INCOME TAXES                                                -           -           -
                                                                  ----------  ----------  ----------
NET LOSS                                                          $ (76,025)  $       -   $ (97,497)
                                                                  ==========  ==========  ==========

LOSS PER SHARE - BASIC AND DILUTED                                $   (0.01)  $       -   $   (0.02)
                                                                  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES -
BASIC AND DILUTED                                                 6,240,000   2,240,000   6,240,000
                                                                  ==========  ==========  ==========


The  accompanying  notes  form  an  integral  part  of  these  unaudited  financial  statements

                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2005 AND 2004 AND
        FOR THE PERIOD FROM JULY 16, 2002 (INCEPTION) TO AUGUST 31, 2005
                                  (UNAUDITED)


                                                                                          August 31,
                                                                     2005        2004        2005
                                                                  ----------  ----------  ----------
Cash flows from operating activities:

Net loss                                                            (76,025)          -     (97,497)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock
in exchange for services                                                  -           -         124
Issuance of common stock
to convert debt to equity                                                 -           -         100
Increase in liabilities:
Account payable                                                      42,546           -      42,546
Due to related party                                                 33,479           -      54,727
                                                                  ----------  ----------  ----------
Total adjustments                                                    76,025           -      97,497
                                                                  ----------  ----------  ----------
Net cash used in operating activities                                     -           -           -
                                                                  ----------  ----------  ----------
Net increase in cash and cash equivalents                                 -           -           -

Cash and cash equivalents, beginning                                      -           -           -
                                                                  ----------  ----------  ----------
Cash and cash equivalents, ending                                 $       -   $       -   $       -
                                                                  ==========  ==========  ==========
Supplemental disclosure of cash flow information:
Interest paid                                                     $       -   $       -   $       -
                                                                  ==========  ==========  ==========
Income taxes paid                                                 $       -   $       -   $       -
                                                                  ==========  ==========  ==========


The  accompanying  notes  form  an  integral  part  of  these  unaudited  financial  statements



     ISLAND  RESIDENCES  CLUB,  INC.
     (FORMERLY  ISLAND  INVESTMENTS,  INC.)
     (A  DEVELOPMENT  STAGE  COMPANY)
     STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
     FOR  THE  PERIOD  FROM  JULY  16,  2002  (INCEPTION)  TO  AUGUST  31,  2005



                                                                                                       Deficit
                                                                                                     accumulated     Total
                                                                                          Additional  during the stockholder's
                                                                     Common stock         paid-in    development    equity
                                                                  ----------------------
                                                                    Shares      Amount     capital      stage       (deficit)
                                                                  ----------  ----------  ----------  ----------  ----------

Balance at July 16, 2002                                                  -   $       -   $       -   $       -   $       -
(inception)

Issuance of shares for services
at $0.0001 per share - July 16, 2002                              1,240,000         124           -           -         124

Net loss                                                                  -           -           -        (124)       (124)
                                                                  ----------  ----------  ----------  ----------  ----------

Balance at December 31, 2002                                      1,240,000         124           -        (124)          -

Issuance of shares to convert
debt to equity
at $.0001 per share - Dec 31, 2003                                1,000,000         100           -           -         100

Net loss                                                                  -           -           -        (100)       (100)
                                                                  ----------  ----------  ----------  ----------  ----------

Balance at December 31, 2003                                      2,240,000         224           -        (224)          -

Net loss                                                                  -           -           -     (12,275)    (12,275)
                                                                  ----------  ----------  ----------  ----------  ----------

Balance at December 31, 2004                                      2,240,000         224           -     (12,499)    (12,275)

Issuance of shares for
vacation interest rights & marketable securities
at .0001 per shares - Mar 17, 2005                                4,000,000         400      39,600           -      40,000

Net loss                                                                  -           -           -      (8,973)     (8,973)

Balance at May 31, 2005                                           6,240,000         624      39,600     (21,472)     18,752

Net loss                                                                  -           -           -     (76,025)    (76,025)
                                                                  ----------  ----------  ----------  ----------  ----------

Balance at August 31, 2005                                        6,240,000   $     624   $  39,600   $ (97,497)  $ (57,273)
                                                                  ==========  ==========  ==========  ==========  ==========


The  accompanying  notes  form  an  integral  part  of  these  unaudited  financial  statements

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

Following is a summary of marketable equity securities classified as available for sale as of August 31, 2005:


Investee Name                         Cost at       Market Value at       Accumulated           Number of Shares
(Symbol)                          August 31, 2005   August 31, 2005   Unrealized Gain/Loss   Held at August 31, 2005
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

The Company intends to invest up to $10,000,000 in 2006 into property and income producing assets. The Company intends for these funds to come from further investment from its majority shareholder and/or borrowings secured by property owned by the Company. There is no guarantee that the Company will be able to obtain these funds.

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

The company has not generated any revenue. General and administrative expenses were $76,025 for the three months ended August 31, 2005 as compared to $0 at the three months ended August 31, 2004. These expenses were the result of the company commencing limited operations.

Liquidity  and  Capital  Resources

The Company had no cash or cash equivalents as of August 31, 2005. At August 31,2005, the company had current assets of $40,000 in the form of marketable securities and $97,273 in current liabilities consisting of $54,727 due to a related party and $42,546 in the form of an account payable.

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

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The Company received the shares of Grand Sierra Resorts subsequently to November 30, 2005; therefore the transaction was not recorded during the six month period ended November 30, 2005. On February 24, 2006, the Company entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby the Company would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. DTLL shares were quoted at $1.25 per share as of February 24, 2006, the transaction date.

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

Subsequent to August 31, 2005, in connection with comments from the Securities and Exchange Commission (the "Commission"), our board of directors concluded on October 21, 2005 that our previously issued financial statements included in our Form 10-KSB for the year ended December 31, 2004 and Form 10-QSB for the quarter ended March 31, 2005 should no longer be relied upon. The facts underlying these conclusions are as follows:

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

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of material definitive agreement(s) and expired on December 1, 2005. On February 24, 2006, the Company entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby the Company would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. DTLL shares were quoted at $1.25 per share as of February 24, 2006, the transaction date.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits.

Exhibit  No.      Description
-------------     -----------

Exhibit 10.1 Investment  Agreement with Dutchess  Private  Equities Fund II, LP
             (filed with Form 8-K dated June 20, 2005 and incorporated by reference herein)

Exhibit 10.2 Registration  Rights Agreement with Dutchess Private Equities Fund
             II, LP (filed with Form 8-K dated June 20, 2005 and incorporated by reference herein)


Exhibit 31.1 Certification of Principal Executive Officer Pursuantto Section 302
             of  the  Sarbanes-Oxley  Act  of  2002

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section
             302  of  the  Sarbanes-Oxley  Act  of  2002

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

Island  Residences  Club,  Inc.
          (Registrant)

By:     /s/Graham  J.  Bristow
        ----------------------

Name:   Graham  J.  Bristow
Title:  CEO,  President

Dated:  March  23,  2006.