Form 10QSB/A
period 2005-11-30
Island Residences Club, Inc.
filed 2006-03-27
CIK 1181277

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM  10-QSB/A
                                 AMENDMENT NO. 1

                                   (Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For  the  quarterly  period  ended  November  30,  2005
             -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


             For  the  transition  period  from  _____  to  _______
             ------------------------------------------------------

                        Commission  file  number  0-49978
                        ---------------------------------

                         Island  Residences  Club,  Inc.
                         -------------------------------
         (Exact  name  of  registrant  as  specified  in  its  charter)

                             Delaware     20-2443790
                             --------     ----------

                  (State or other jurisdiction (I.R.S. Employer
             of incorporation)                   Identification No.)

             1769-203 Jamestown Rd, Williamsburg, VA          23185
             ---------------------------------------          -----

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                         Outstanding  at  March 24, 2006
               Common  Stock,  par  value  $0.0001  -  14,662,000

EXPLANATORY NOTE: The Company inadvertently filed the 10QSB for the quarter ended November 30, 2005 with the financial statements that were not reviewed by the company's auditor. This amended 10QSB/A1 includes the financial statements that were reviewed by the company's auditor and other related disclosures.

                       PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                                 BALANCE SHEET
                               NOVEMBER 30, 2005
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $           -
Account receivable - related party                                       40,500
Marketable securities                                                 1,455,000
                                                                  --------------

Total assets                                                      $   1,495,500
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Account payable                                                   $     109,481
Due to related party                                                     92,495
                                                                  --------------

Total liabilities                                                       201,976
                                                                  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 20,000,000 shares authorized;
no shares issued and outstanding                                              -
Common stock, $.0001 par value, 100,000,000 shares authorized;
6,490,000 shares issued and outstanding                                     649
Additional paid-in capital                                               42,075
Shares to be issued                                                     226,595
Accumulated comprehensive gain                                        1,212,500
Prepaid consulting                                                      (19,352)
Deficit accumulated                                                    (168,943)
                                                                  --------------

Total stockholders' equity                                            1,293,524
                                                                  --------------

Total liabilities and stockholders' equity                        $   1,495,500
                                                                  ==============

The accompanying notes form an integral part of these unaudited financial statements


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                            STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004

                                  (Unaudited)

                                                                   For the Three Month Periods      For the Six Month Periods
                                                                        Ended November 30,              Ended November 30,
                                                                        2005           2004            2005            2004
                                                                  --------------  --------------  --------------  --------------
Net revenue                                                       $     135,000   $           -   $     135,000   $           -

Cost of revenue                                                          94,500               -          94,500               -
                                                                  --------------  --------------  --------------  --------------

Gross profit                                                             40,500               -          40,500               -

Selling, general and administrative
expenses                                                                126,946               -         187,971               -
                                                                  --------------  --------------  --------------  --------------

Loss from operations before other expense
and provision for income taxes                                          (86,446)              -        (147,471)              -

Other expense                                                                 -               -               -               -
                                                                  --------------  --------------  --------------  --------------

Loss before provision for income taxes                                  (86,446)              -        (147,471)              -

Provision for income taxes                                                    -               -               -               -
                                                                  --------------  --------------  --------------  --------------

Net loss                                                                (86,446)              -        (147,471)              -

Comprehensive gain
Unrealized gain on marketable securities                              1,212,500               -               -               -
                                                                  --------------  --------------  --------------  --------------

Comprehensive income                                              $   1,126,054   $           -   $    (147,471)  $           -
                                                                  ==============  ==============  ==============  ==============

Loss per share - basic and diluted                                $       (0.01)  $           -   $       (0.02)  $           -
                                                                  ==============  ==============  ==============  ==============

Weighted average number of shares -
basic and diluted                                                     6,283,956       2,240,000       6,261,858       2,240,000
                                                                  ==============  ==============  ==============  ==============

The accompanying notes form an integral part of these unaudited financial statements



                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004
                                   (Unaudited)



                                                                       2005             2004
                                                                  --------------  ---------------

Cash flows from operating activities:
Net loss                                                          $    (147,471)  $            -
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock
in exchange for services                                                  2,500                -
Shares to be issued for consulting service                                4,743                -
Issuance of common stock
to convert debt to equity                                                     -                -
Decrease in current assets:
Account receivable                                                      (40,500)                -
Increase in current liabilities:
Account payable                                                         109,481                -
Due to related party                                                     71,247                -
                                                                  --------------  ---------------
Total adjustments                                                       147,471                -
                                                                  --------------  ---------------
Net cash used in operating activities

Net increase (decrease) in cash and cash equivalents                          -                -

CASH AND CASH EQUIVALENTS, BEGINNING                                          -                -
                                                                  --------------  ---------------
CASH AND CASH EQUIVALENTS, ENDING                                 $           -   $            -
                                                                  ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                     $           -   $            -
                                                                  ==============  ===============
Income taxes paid                                                 $           -                -
                                                                  ==============  ===============

The accompanying notes form an integral part of these unaudited financial statements


                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  1  -  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


A.  Organization  and  Business  Operations

Island Residences Club, Inc, formerly Island Investments, Inc., formerly Hengest Investments, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31.

During the three months ended November 30, 2005, the Company began to earn revenue, therefore is no longer a development stage company.

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

E.  Income  Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended November 30, 2005.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On November 30, 2005, the investments have been recorded at $1,455,500 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of November 30, 2005:




          Investee Name                 Cost at         Market Value at      Accumulated        Number of Shares
            (Symbol)               November 30, 2005   November 30, 2005   Unrealized Gain  Held at November 30, 2005
--------------------------------  ------------------  ------------------  ----------------  -------------------------
Island Concepts Indonesia (ICON)  $          242,500  $        1,455,000  $      1,212,500                 24,250,000


NOTE  3  -  STOCKHOLDERS'  EQUITY

A.  Preferred  stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

       As  of  November  30,  2005,  no  preferred  stock  has  been  issued.

B.  Common  stock

During the three months ended November 30, 2005, the Company issued 250,000 shares of common stock for services valued at $2,500, which is the fair value of the stock at the time of issuance.

C.  Shares  to  be  issued

During the three months ended November 30, 2005, the Company recorded $24,095 as shares to be issued for consulting service provided and for consulting service to be provided in the future. The shares were value at fair value of the stock at the time of issuance

During the three months ended November 30, 2005, the Company recorded $202,500 in shares to be issued for marketable securities. Since the marketable securities were acquired from a related party, the marketable securities were recorded at the related party's cost to acquire the marketable securities.

D.  Prepaid  consulting:

During the three months ended November 30, 2005, the Company recorded $20,000 prepaid consulting for common stock issued or to be issued for consulting service. During the three months ended November 30, 2005, the Company amortized $648 as an operating expense. The balance of prepaid service at November 30, 2005 is $19,352.

F.  Warrant  and  Options

There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE  4  -  COMMITMENTS

The Company leased its office space at $400 per month starting on September 1, 2005. This lease will expire on February 28, 2006 and the Company paid the rent on a month to month basis.

Future commitments under the operating lease for the twelve months ending November 30, 2006 are $1,200.

Rent expense for the three months and six months ended November 30, 2005 amount to $1,200 and $1,200, respectively.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of November 30, 2005, the balance due to the related party amounted to $92,495.

During the three months ended November 30, 2005, the Company sold 54,000 rights amounting $135,000 to Island Concepts.

During the three months ended November 30, 2005, the Company paid $95,000 of management fee to Island Concepts.

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

NOTE  6  -  GOING  CONCERN  CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The management's plans include the sale of membership in The Island Residences Club, a vacation rights club initially based in Bali and the possible acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

NOTE  7  -  SUBSEQUENT  EVENTS

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

Plan  of  Operation

Island Residences Club, Inc. has commenced a sales and marketing campaign to launch the Island Residences Club concept. Initially properties owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali; Sydney and Noosa Heads, Queensland, Australia will be available to members for vacation and/or business stays. We believe the target market should be the higher income local and expatriate communities in Asia and Europe. The Company is seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Club Members will enjoy "stays" at the Island Villas in Bali, a selection of luxury apartments and Villas in Australia, New Zealand, Thailand, Singapore, USA and Mexico and elsewhere when available, each and every year. The membership will receive a right each year to stay at an Island Residences Club property.

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

Results of Operations - For the Three Month and Six Month Periods Ended November 30, 2005 and 2004

During the three months ended November 30, 2005, the Company began to earn revenue, therefore it is no longer a development stage company.

The operations of Island Residences Clubs, Inc will include marketing and selling the vacation stay entitlement rights in the form of vacation points ("Vacation Rights") The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts,
(ii) providing financing to individual purchasers of Vacation Rights and (iii) providing resort management and maintenance services to vacation ownership resorts.

The company has generated $135,000 in revenue for the three months ended November 30, 2005 as compared to $0 for the three months ended November 30, 2004. General and administrative expenses were $126,946 for the three months ended November 30, 2005 as compared to $0 at the three months ended November 30, 2004. These expenses were the result of the company commencing limited operations. The company has generated $135,000 in revenue for the six months ended November 30, 2005 as compared to $0 for the six months ended November 30, 2004. General and administrative expenses were $187,971 for the three months ended November 30, 2005 as compared to $0 at the three months ended November 30, 2004. These expenses were the result of the company commencing limited operations.

Liquidity  and  Capital  Resources

The Company had no cash or cash equivalents as of November 30, 2005. At November 30, 2005, the company had current assets of $1,495,000 in the form of marketable securities in the amount of $1,455,000 and $40,500 in the form of an account receivable from a related party. As of November 30, 2005, the Company had $201,976 in current liabilities consisting of $109,481 in the form of an account payable and $92,495 due to a related party.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, the Company has limited sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The Company received the shares of Grand Sierra Resorts subsequently to November 30, 2005; therefore the transaction was not recorded during the six month period ended November 30, 2005. Subsequent to November 30, 2005, on February 24, 2006, the Company entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby the Company would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. DTLL shares were quoted at $1.25 per share as of February 24, 2006, the transaction date.

Subsequent  to  November  30,  2005,  on February 23, 2006, the Company and Rich
Woods, an unaffiliated investor, entered into a Stock Purchase Agreement with RotateBlack LLC, a Michigan limited liability company ("RBL"), whereby the Company and the investor would purchase 9,400,000 shares of common stock, $.01 par value (the "Shares") of DTLL, Inc., a publicly traded Minnesota corporation ("DTLL"). The allocation of the Shares and the Company's obligation related thereto will be determined at closing. The Shares represent approximately 70% of the 13.5 million issued and outstanding common stock of DTLL. The transaction resulted in a change of control of DTLL. The purchase price for the shares to be paid at closing is $1,500,000, represented by cash in the amount of $500,000 and a Secured Note Payable in the amount of $1,000,000 due no later than April 10, 2006.

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

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

During the three months ended November 30, 2005, the Company issued 250,000 shares of common stock for services valued at $2,500, which is the fair value of the stock at the time of issuance. The securities issued in the foregoing transaction were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities. All shares were issued with a Rule 144 restrictive legend.

Item  3.  Defaults  upon  Senior  Securities.

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

Subsequent to November 30, 2005, the company issued 2,172,000 common shares, $.0001 par value to advisors and consultants for services pursuant to advisory and consultancy agreements. The company also issued 6,000,000 shares, $.0001 par value to Meridian Pacific Investments pursuant to the Share Purchase Agreement dated November 16, 2005. Meridian is considered an affiliated entity as it owns more than 10% of the company's common stock and is controlled by Graham Bristow, CEO of the company. The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities. All shares were issued with a Rule 144 restrictive legend.


Item  6.  Exhibits

(a)  Exhibits.

Exhibit No.                         Description
-----------                         -----------

Exhibit 10.1 Share  Exchange  Agreement  with Angela Whichard, Inc. (filed with
             Form 8-K on November 23, 2005 and incorporated by reference herein)

Exhibit 10.2 Share Purchase Agreement with Meridian Pacific Investments (filed with Form 8-K on November 23, 2005 and incorporated by reference herein)

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section
             302  of  the  Sarbanes-Oxley  Act  of  2002

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

Island  Residences  Club,  Inc.
(Registrant)

By:     /s/Graham  J.  Bristow
        ----------------------

Name:   Graham  J.  Bristow
Title:  CEO, President

Dated:  March  27,  2006.