Form 10QSB
period 2006-02-28
Island Residences Club, Inc.
filed 2006-05-17
CIK 1181277

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                  FORM  10-QSB

                                   (Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


              For  the  quarterly  period  ended  February 28, 2006
              -----------------------------------------------------

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

                               [ ]  Yes   [X]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                          Outstanding  at  May 1, 2006
               Common  Stock,  par  value  $0.0001  -  16,337,000

                       PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                                  BALANCE SHEET
                                FEBRUARY 28, 2006
                                   (UNAUDITED)

                                     ASSETS
CURRENT  ASSETS:
      Cash  and  cash  equivalents                                              $         581
      Account  receivable  -  related  party                                           92,500
      Marketable  securities                                                        2,626,275
                                                                                --------------
                Total  assets                                                   $   2,719,356
                                                                                ==============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT  LIABILITIES:
       Account  payable                                                         $     123,844
       Due  to  related  party                                                        174,518
                                                                                --------------
                Total  liabilities                                                    298,362
                                                                                --------------
 STOCKHOLDERS'  EQUITY:
      Preferred  stock,  $.0001  par  value,  20,000,000  shares  authorized;
         no  shares  issued  and  outstanding                                               -
      Common  stock,  $.0001  par  value,  100,000,000  shares  authorized;
        14,912,000 shares issued and outstanding                                        1,491
      Additional  paid-in  capital                                                    267,828
      Shares  to  be  issued                                                            9,300
      Accumulated  comprehensive  gain                                              2,383,775
      Prepaid  consulting                                                             (17,409)
      Accumulated  deficit                                                           (223,991)
                                                                                --------------
                Total  stockholders'  equity                                        2,420,994
                                                                                --------------
                Total  liabilities  and  stockholders'  equity                  $   2,719,356
                                                                                ==============

     The accompanying notes form an integral part of these unaudited financial statements.

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006 AND 2005
                                   (UNAUDITED)
                                                                 FOR THE THREE MONTH PERIODS      FOR THE NINE MONTH PERIODS
                                                                      ENDED FEBRUARY 28,              ENDED FEBRUARY 28,
                                                                     2006            2005            2006            2005
                                                                --------------  --------------  --------------  --------------

NET  REVENUE                                                    $      92,500   $           -   $     227,500   $           -

COST  OF  REVENUE                                                      64,750               -         159,250               -
                                                                --------------  --------------  --------------  --------------
GROSS  PROFIT                                                          27,750               -          68,250               -

SELLING,  GENERAL  AND  ADMINISTRATIVE
  EXPENSES                                                             82,798          12,275         270,769          12,275
                                                                --------------  --------------  --------------  --------------
NET  LOSS                                                             (55,048)        (12,275)       (202,519)        (12,275)

COMPREHENSIVE  GAIN
   Unrealized  gain  on  marketable  securities                     1,171,275               -       2,383,775               -

COMPREHENSIVE  INCOME  /  (LOSS)                                $   1,116,227   $     (12,275)  $   2,181,256   $     (12,275)
                                                                ==============  ==============  ==============  ==============
LOSS  PER  SHARE  -  BASIC  AND  DILUTED                        $       (0.01)  $       (0.01)  $       (0.03)  $       (0.01)
                                                                ==============  ==============  ==============  ==============
WEIGHTED  AVERAGE  NUMBER  OF  SHARES  -
  BASIC  AND  DILUTED                                               7,798,756       2,240,000       6,768,527       2,240,000
                                                                ==============  ==============  ==============  ==============

*Basic and diluted weight average number of shares are the same since the Company has no dilutive securities


     The accompanying notes form an integral part of these unaudited financial statements.


                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2006 AND 2005
                                   (UNAUDITED)
                                                                     2006            2005
                                                                --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  loss                                                       (202,519)        (12,275)
     Adjustments  to  reconcile  net  loss  to  net
       cash  used  in  operating  activities:
          Issuance  of  common  stock
             in  exchange  for  services                                6,595               -
          Shares  to  be  issued  for  service                          9,300               -
          Amortization  of  prepaid  consulting                         2,591               -
     Decrease  in  current  assets:
          Account  receivable  -  related  party                      (92,500)              -
     Increase  in  current  liabilities:
          Account  payable                                            123,844               -
          Due  to  related  party                                     153,270          12,275
                                                                --------------  --------------
               Total  adjustments                                     203,100               -
                                                                --------------  --------------
               Net  cash  used  in  operating  activities                   -               -
                                                                --------------  --------------
    Net increase in cash and cash equivalents                             581               -

CASH  AND  CASH  EQUIVALENTS,  BEGINNING                                    -               -
                                                                --------------  --------------
CASH  AND  CASH  EQUIVALENTS, ENDING                            $         581   $           -
                                                                ==============  ==============

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
     Interest  paid                                             $           -   $           -
                                                                ==============  ==============
     Income  taxes  paid                                        $           -   $           -
                                                                ==============  ==============

     The accompanying notes form an integral part of these unaudited financial statements.



                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  1  -  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

Island Residences Club, Inc., formerly Island Investments, Inc., formerly Hengest Investments, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31.

During the three month period ended November 30, 2005, the Company began to earn revenue, therefore is no longer a development stage company.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the nine month period ended February 28, 2006 are not necessarily indicative of results for any future period.

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

E.  Income  Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine month period ended February 28, 2006.

F.  Basic  and  diluted  net  loss  per  share

       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At February 28, 2006 there were no dilutive convertible shares, stock options or warrants.

G.  Recent  Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE  2  -  MARKETABLE  SECURITIES

The Company's marketable securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities are comprised of shares of common stock of Island Concepts Indonesia (ICON), a Company related through common ownership. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

The investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and is traded on the Surabaya Stock Exchange in Indonesia through brokers. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On February 28, 2006, the investments have been recorded at $2,626,275 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of February 28, 2006:

Investee Name     Cost at               Market Value at         Accumulated                  Number of
                                                                                              Shares
   (Symbol)     February 28, 2006     February 28, 2006     Unrealized Gain/Loss     Held at February 28, 2006
-------------   -----------------     -----------------     --------------------     -------------------------
Island  Concepts
Indonesia  (ICON)  $ 242,500             $ 2,626,275            $ 2,383,775                 24,250,000


NOTE  3  -  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

As  of  February  28,  2006,  no  preferred  stock  has  been  issued.

B.  Common  stock

During the nine month period ended February 28, 2006, the Company issued 422,000 shares of common stock for services valued at $6,595, which is the fair value of the shares.

During the nine month period ended February 28, 2006, the Company issued 2,000,000 shares of common stock in exchange for prepaid consulting service amounting $20,000, which is the fair value of the shares.

During the nine month period ended February 28, 2006, the Company issued 6,000,000 shares of common stock in exchange for marketable securities amounting $202,500. Since the marketable securities were acquired from a related party, the marketable securities were recorded at the related party's cost to acquire the marketable securities.

During the nine month period ended February 28, 2006, the Company issued 250,000 shares of common stock to a consultant by mistake. These shares were canceled in April 2006.

C.  Shares  to  be  issued

During the three month period ended November 30, 2005, the Company recorded $24,095 as shares to be issued for consulting service provided and for consulting service to be provided in the future. The shares were value at fair value of the shares. During the three month ended February 28, 2006, these shares were issued.

During the three month period ended November 30, 2005, the Company recorded $202,500 in shares to be issued for marketable securities. Since the marketable securities were acquired from a related party, the marketable securities were recorded at the related party's cost to acquire the marketable securities. During the three month ended February 28, 2006, these shares were issued.

During the three month period ended February 28, 2006, the Company recorded shares to be issued for consulting service amounting $9,300, which is the fair value of the shares.

D.  Prepaid  consulting:

During the nine month period ended February 28, 2006, the Company recorded $20,000 prepaid consulting for common stock issued for consulting service, which is the fair value of the shares. During the nine month period ended February 28, 2006, the Company amortized $2,591 as an operating expense. The balance of prepaid service at February 28, 2006 is $17,409.

F.  Warrants  and  Options

The Company did not issue any warrants or options to buy shares of common stock or preferred stock during the nine month periods ended February 28, 2006 and 2005.


NOTE  4  -  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the nine month period ended February 28, 2006, the Company issued 2,000,000 shares in exchange for prepaid consulting service amounting $20,000, which is the fair value of the shares.

During the nine month period ended February 28, 2006, the Company issued 6,000,000 shares in exchange for marketable securities amounting $202,500. Since the marketable securities were acquired from a related party, the marketable securities were recorded at the related party's cost to acquire the marketable securities.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of February 28, 2006, the balance due to the related party amounted to $174,518.

During the nine month period ended February 28, 2006, the Company sold 91,000 rights amounting $227,500 to Island Concepts. As of February 28, 2006, the balance of account receivable from Island Concepts is $92,500.

During the nine month period ended February 28, 2006, the Company incurred $159,250 of management fees to Island Concepts.

On November 16, 2005, the Company entered into a Share Purchase Agreement with Meridian Pacific Investments ("Meridian"), whereby the Company purchased 20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia ("ICON") (collectively, the "Shares"). In exchange for the Shares, the Company issued Meridian 6,000,000 shares of its restricted common stock.

On November 1, 2005, the Company entered into an advisory agreement with Francis Street Pty Ltd., whereby Francis Street would provide certain business consulting services for the period from November 1, 2005 to December 31, 2008 in exchange for 1,000,000 shares of common stock valued at $10,000, which is the fair value of the shares. The prepaid consulting is amortized over the service period.

Island Residences Club, Inc ("IRCI"), Meridian Pacific Investments ("Meridian"), Francis Street Pty Limited, and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties through common ownership and officers.

Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Meridian is a Hong Kong company that is privately owned. Francis Street is an Australian company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in all of the companies. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 80% of Island Concepts, 100% of Francis Street, and 70% of IRCI.

NOTE  6  -  GOING  CONCERN  CONSIDERATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company incurred a loss of $202,519 and $12,275 during the nine month periods ended February 28, 2006 and 2005, respectively. The Company has an accumulated deficit of $223,991 as of February 28, 2006. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has made plans to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The management's plans include the sale of membership in The Island Residences Club, a vacation rights club initially based in Bali and the possible acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

NOTE  7  -  SHARE  EXCHANGE  AGREEMENTS

On November 17, 2005, the company entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The Company did not issued its shares nor received the shares of Grand Sierra Resorts during the nine month period ended February 28, 2006; therefore the transaction was not recorded during the nine month period ended February 28, 2006. On February 24, 2006, the Company entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby the Company would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. DTLL shares are quoted at $1.25 per share as of February 24, 2006, the transaction date. As of February 28, 2006, this transaction has not closed.

On February 23, 2006, the Company and Rich Woods, an unaffiliated investor, entered into a Stock Purchase Agreement with RotateBlack LLC, a Michigan limited liability company ("RBL"), whereby the Company and the investor would purchase 9,400,000 shares of common stock, $.01 par value (the "Shares") of DTLL, Inc., a publicly traded Minnesota corporation ("DTLL"). The allocation of the Shares and the Company's obligation related thereto was to be determined at closing. The Shares represent approximately 70% of the 13.5 million issued and outstanding common stock of DTLL. The transaction was to result in a change of control of DTLL. The purchase price for the shares to be paid at closing was $1,500,000, represented by cash in the amount of $500,000 and a Secured Note Payable in the amount of $1,000,000 due no later than April 10, 2006. On April 11, 2006 the agreement was terminated. The company did not purchase any shares pursuant to the terms of the Stock Purchase Agreement between the Company, RotateBlack LLC and Richard Woods.

NOTE  8  -  SUBSEQUENT  EVENTS

On March 30, 2006, the Company issued 75,000 shares to its legal counsel as a retainer for legal service.

STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe,"
"expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in the company's business plan or location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

PLAN  OF  OPERATION

Our principal business includes the development, management and operations of luxury resorts and residences and marketing and selling vacation stay entitlement rights in the form of vacation points. The rights are issued as stay entitlements in the Island Residences Club, Inc. and an affiliate's luxury properties including the recently completed Bali Island Villas in Seminyak, Bali.

Island Residences Club, Inc. has commenced a sales and marketing campaign to launch the Island Residences Club concept. Initially properties owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali; Sydney and Noosa Heads, Queensland, Australia will be available to members for vacation and/or business stays. We believe the target market should be the higher income local and expatriate communities in Asia and Europe. We are seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Club Members will enjoy "stays" at the Island Villas in Bali, a selection of luxury apartments and Villas in Australia, New Zealand, Thailand, Singapore, USA and Mexico and elsewhere when available, each and every year. The membership will receive a right each year to stay at an Island Residences Club property. PT Island Concepts Indonesia Tbk will construct unique modern Villas on land it has acquired in Thailand and Mexico. These properties will be modern, contemporary and yet tropical in design and can be sold with or without a lease-back option to the Island Residences Club or with a contract to the company for management and/or sundry letting. We will maintain a policy of keeping our properties in the utmost pristine condition and will sell and roll-over our inventory within a three to five year time frame. We hope to develop our own properties on both leasehold and freehold land appealing to both local and foreign customers when time to sell. Over time we expect to develop into essentially a property trust with the increasing value of our inventory creating an increasing asset value for the shareholders. We also intend to develop a commercial property portfolio consisting of luxury hotels, spas and resorts. These properties will provide the infrastructure to support villas and residences located within or adjacent to the resorts.

Our plan for the next twelve months includes moving forward with next phase of our business plan. PT Island Concepts Indonesia, on behalf of the company, currently has a software and web design team of three persons and a research team of seven persons developing our websites and back and front office software systems. This includes but is not limited to the development of a membership loyalty program, online reservation system and an in-room information system. This work will be moved to the United States when staff and expertise become available or are employed. However, we will continue to maintain a research and online concierge service from Bali. These systems will be for our use and not for resale. We do not intend to seek any specific patents or trademarks but will use a general copyright to protect our property and systems.

We intend to invest up to $10,000,000 in 2006 into property and income producing assets. We intend for these funds to come from further investment from our majority shareholder and/or borrowings secured by property owned by us. There is no guarantee that we will be able to obtain these funds. We intend to hire up to fifteen persons in 2006, predominately for our Southern California operations, which we have yet to establish.

CRITICAL  ACCOUNTING  POLICIES


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

Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine month period ended February 28, 2006.

Basic  and  diluted  net  loss  per  share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At February 28, 2006 there were no dilutive convertible shares, stock options or warrants.

Recent  Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

6. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

7. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

8. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

9. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

10. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.


RESULTS  OF  OPERATIONS  -  FOR  THE  THREE  MONTH  AND  NINE  MONTH  PERIODS
ENDED  FEBRUARY  28,  2006  AND  2005

The operations of Island Residences Clubs, Inc will include marketing and selling the vacation stay entitlement rights in the form of vacation points ("Vacation Rights"). The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts,
(ii) providing financing to individual purchasers of Vacation Rights and (iii) providing resort management and maintenance services to vacation ownership resorts.

The company has generated $92,500 in net revenue from a related party for the three months ended February 28, 2006 as compared to $0 for the three months ended February 28, 2005. The increase in net revenue was due to sale of vacation rights to a related party. Cost of revenue was $64,750 for the three months ended February 28, 2006 as compared to $0 for the three months ended February 28, 2005. This cost of revenue is due to the fee paid to a related party for management of the Bali Island Villas in Seminyak, Bali. Selling, general and administrative expenses were $82,798 for the three months ended February 28, 2006 as compared to $12,275 at the three months ended February 28, 2005. These expenses were the result of the company commencing operations. The company has generated $227,500 in net revenue from a related party for the nine months ended February 28, 2006 as compared to $0 for the nine months ended February 28, 2005. The increase in revenues was due to sales of vacation rights to a related party. Cost of revenue was $159,250 for the nine months ended February 28, 2006 as compared to $0 for the nine months ended February 28, 2005. This cost of revenue is due to a fee paid to a related party for management of the Bali Island Villas in Seminyak, Bali. Selling, general and administrative expenses were $270,769 for the nine months ended February 28, 2006 as compared to $12,275 at the nine months ended February 28, 2005. These expenses were the result of the company commencing operations.

Net loss for the three months ended February 28, 2006 was $55,048 as compared to $12,275 for the three months ended February 28, 2005. The increase in net loss was due to increased costs associated with sales and administrative costs. Net loss for the nine months ended February 28, 2006 was $202,519 as compared to $12,275 for the nine months ended February 28, 2005. The increase in net loss was due to increased costs associated with sales and costs associated with public filings.

Our basic and diluted loss for the three months ended February 28, 2006 was ($0.01) as compared to ($0.01) for the three months ended February 28, 2005. Our basic and diluted loss for the nine months ended February 28, 2006 was ($0.03) as compared to ($0.01) for the nine months ended February 28, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had $581 in cash and cash equivalents as of February 28, 2006. At February 28, 2006, the company had current assets of $2,719,356 in the form of $581 in cash and cash equivalents, marketable securities in the amount of $2,626,275 and $92,500 in the form of an account receivable from a related party. All of the marketable securities are comprised of shares of common stock of Island Concepts Indonesia (ICON), a company related through common ownership. As of February 28, 2006, the Company had $298,362 in current liabilities consisting of $123,844 in the form of an account payable and $174,518 due to a related party. Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand.

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

On June 20, 2005, we entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund II, LP (the "Investor"). This Agreement provides that, following notice to the Investor, the company may put to the Investor up to $10,000,000 of its common stock for a purchase price equal to 95% of the lowest closing bid price of its common stock during the five day period following that notice. The number of shares that we are permitted to put pursuant to the Agreement is either: (A) 200% of the average daily volume of the common stock for the twenty trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $100,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put. In connection with this Agreement, we agreed to register the shares issuable pursuant to the Agreement.

On November 16, 2005, we entered into a Share Purchase Agreement with Meridian Pacific Investments ("Meridian"), whereby we will purchase 20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia ("ICON") (collectively, the "Shares"). In exchange for the Shares, we agreed to issue Meridian 6,000,000 shares of our restricted common stock. Meridian is considered an affiliate of the company as it owns more than 10% of the outstanding common stock and is controlled by Graham Bristow, who is also the CEO of Island Residences Club.

On November 17, 2005, we entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby we will exchange 1,600,000 shares of our common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted us the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The Company did not issue its shares nor received the shares of Grand Sierra Resorts during the nine month period ended February 28, 2006; therefore, the transaction was not recorded during the nine month period ended February 28, 2006. Subsequent to November 30, 2005, on February 24, 2006, we entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby we would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. DTLL shares were quoted at $2.50 per share as of March 31, 2006 and on February 24, 2006, the transaction date, $1.25. As of February 28, 2006, this transaction has not closed.

On February 23, 2006, the company and Rich Woods, an unaffiliated investor, entered into a Stock Purchase Agreement with RotateBlack LLC, a Michigan limited liability company ("RBL"), whereby the company and the investor would purchase 9,400,000 shares of common stock, $.01 par value (the "Shares") of DTLL, Inc., a publicly traded Minnesota corporation. The allocation of the Shares and the company's obligation related thereto was to be determined at closing. The Shares represent approximately 70% of the 13.5 million issued and outstanding common stock of DTLL. The transaction was to result in a change of control of DTLL. The purchase price for the shares to be paid at closing was $1,500,000, represented by cash in the amount of $500,000 and a Secured Note Payable in the amount of $1,000,000 due no later than April 10, 2006. On April 11, 2006, this agreement was terminated. The company did not purchase any shares pursuant to the terms of the Stock Purchase Agreement between the company, RotateBlack LLC and Richard Woods.

During the nine month period ended February 28, 2006, the Company sold 91,000 vacation rights amounting $227,500 to Island Concepts.

During the nine month period ended February 28, 2006, the Company incurred $159,250 of management fees to Island Concepts.

On November 1, 2005, we entered into an advisory agreement with Francis Street Pty Ltd., whereby Francis Street would provide certain business consulting services in exchange for 1,000,000 shares of common stock. Graham Bristow, our CEO, controls Francis Street Pty Ltd.

Island Residences Club, Inc ("IRCI"), Meridian Pacific Investments ("Meridian"), Francis Street Pty Limited ("Francis Street"), and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties through common ownership and officers.

Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Meridian is a Hong Kong company that is privately owned. Francis Street is an Australian company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in all of the companies. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 80% of Island Concepts, 100% of Francis Street, and 70% of IRCI.

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

(b) CHANGES IN INTERNAL CONTROLS. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                        PART  II  --  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. In March 2006, we issued 1,600,000 shares of common stock, $.0001 par value to Angela Whichard, Inc. in connection with a share purchase agreement dated November 17, 2005. The securities issued in the foregoing transaction were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities. All shares were issued with a Rule 144 restrictive legend.

In March 2006, we issued 75,000 shares of common stock, $.0001 par value for legal services. The securities issued in the foregoing transaction were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities. All shares were issued with a Rule 144 restrictive legend.

Item  3.  Defaults  upon  Senior  Securities.

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

None.

Item  6.  Exhibits

(a)  Exhibits.

Exhibit  No.                    Description
------------                    -----------

Exhibit  10.5  Employment  Agreement  with  Graham  James  Bristow  (1)

Exhibit  10.6  Advisory  Agreement  with  Francis  Street  Pty  Limited  (1)

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed  as  an  exhibit  with  Form SB-2 on May 1, 2006, File No. 333-133742

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Island  Residences  Club,  Inc.
          (Registrant)

By:     /s/Graham  J.  Bristow
        ----------------------

Name:   Graham  J.  Bristow
Title:  CEO,  President

Dated:  May  16,  2006.