Form 10KSB
period 2006-05-31
Island Residences Club, Inc.
filed 2006-09-18
CIK 1181277

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  FORM  10-KSB

               [X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                     For  the  fiscal  year  ended:  May  31,  2006

             [  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

                 For  the  transition  period  from          to

                       Commission  file  number  000-49978

                          Island  Residences  Club,  Inc.
              (Name  of  small  business  issuer  in  its  charter)

             Delaware                                            20-2443790
 (State  or  other  jurisdiction  of                         (I.R.S.  Employer
 incorporation  or  organization)                           Identification  No.)

            1769-203  Jamestown  Rd.,  Williamsburg,  VA       23185
            ----------------------------------------------  -----------
              (Address  of  principal  executive  offices)  (Zip  Code)

                  Issuer's  telephone  number:   (757)  927-6848

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
                                      None

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
                       Common  Stock,  $.0001  par  value
                               (Title  of  Class)


Indicate by check mark if the registrant is not required to file reports pursuant to
Section  13  or  Section  15(d)  of  the  Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [] No

Check  if there is no disclosure of delinquent filers in response to Item 405 of
Regulation  S-B  in  this  form,  and   no  disclosure  will  be
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [  x  ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $287,750

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,737,000 shares of Common Stock, par value $.0001 per share, as of September 5, 2006.

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

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

HISTORY

Island Residences Club, Inc., formerly Hengest Investments, Inc. and Island Investments, Inc., was incorporated in the State of Delaware on July 16, 2002. On March 10, 2004, T. Chong Weng, the sole shareholder of Hengest Investments, Inc., entered into a Share Purchase Agreement with Meridian Pacific Investments HK Ltd. pursuant to which Meridian acquired 2,240,000 shares owned by Mr. Weng on March 10, 2004, representing 100% of the outstanding shares of the company. The total consideration paid by Meridian for the shares was US$35,000. Meridian used working capital funds to purchase the Hengest shares. Before this transaction there was no relationship between Meridian and the company or Mr. Weng nor did Meridian own any securities of the company. On August 2, 2006, Meridian changed its name to Island Regency Group Limited.

Prior to March 17, 2005, our business plan was to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On March 17, 2005, the company commenced business activities and issued
4,000,000 shares to Meridian Pacific Investments HK Ltd (now Island Regency Group Limited) for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 vacation rights valued at $0. Meridian sold its interest in PT Island Concepts Indonesia Tbk to the company so vacation rights could be marketed in the United States. We recorded no value for the rights since they were acquired from a related party whose basis was zero. With this acquisition, our business plan includes marketing and selling vacation stay entitlements in the form of vacation rights. Specifically, the company operates The Island Residences Club, which includes marketing and sales of memberships and the marketing and sales of vacation rights. The rights are issued as stay entitlements in the one of the ten villas in Bali Island Villas in Seminyak, Bali owned by PT Island Concepts Indonesia Tbk. PT Island Concept's business includes property sales, leasing, development and management. PT Island Concepts has built the ten villas in Bali and intends to continue to develop the property with additional villas. It manages the properties with its staff and engages travel agents to book accommodation at the villas. There is a minimum of 10,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night each and every year. This was the value of a one night stay at the Villas at March 2005; the current published rate at the Villas is $338.80 per night, giving the holder of rights a discount value of 26.21%.

PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts in Bali, Asia and beyond,
(ii) provide financing to individual purchasers of vacation rights and(iii) provide resort management and maintenance services to vacation ownership resorts it owns. PT Island Concepts Indonesia Tbk, an Indonesian corporation, is able to employ and manage the necessary staff required to operate and maintain the properties at significant discount to labor costs in the U.S. PT Island Concepts is also well positioned to acquire properties throughout Asia that can be developed for use by our members, although its priorities currently are to operate and manage the existing properties, and further develop the existing properties by building new two bedroom units in Bali. We intend to (1) develop, acquire and manage vacation properties in the U.S. and Mexico for members of the

Island Residences Club, (2) develop, market and manage the Island Residences Club concept and (3) sell existing inventory of vacation stay entitlements in the Bali Island Villas and obtain and sell future vacation stay entitlements in these and other properties.

We hope to finance our business activities through the sale of our vacation rights, future borrowings from our majority shareholder, and third party loans and investments. There is no guarantee that we will be able to obtain any financing or on terms favorable to the company and its shareholders.

Island Residences Club, Inc., Island Regency Group Limited , Francis Street Pty Ltd and PT Island Concepts Indonesia Tbk are related parties with common ownership and an officer. Specifically, of the 125,000,000 shares issued and outstanding in PT Island Concepts Indonesia Tbk, we own 24,250,000 shares; Island Regency Group Limited owns 39,750,000 shares; Francis Street Pty Ltd owns 36,000,000 shares and Graham James Bristow owns 16,000,000 shares for a total of 116,000,000 shares or 92.8% of the total issued capital as of September 14, 2006. Island Regency Group Limited and Francis Street Pty Ltd are entities controlled by Graham Bristow and therefore are related parties to Island Residences Club, Inc. Further, Graham Bristow is an officer and director of the Company and Island Regency Group Ltd. PT Island Concepts Indonesia Tbk securities are listed on the Surabaya Stock Exchange in Indonesia. Mr. Bristow is currently a Commissioner of PT Island Concepts on its advisory board.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. We are based in Williamsburg, Virginia.

BUSINESS

We operate internationally and in the hospitality industry as a private residence membership club incorporating property development and management. We recently acquired 4 million shares in PT Island Concepts Indonesia Tbk, and 4 million Vacation Stay Entitlements (Rights) in the Island Villas Bali. Ten one Bedroom Luxury Villas were completed July 2005 and are operated as a private residences club and boutique hotel. These acquired Vacation Stay Entitlements are currently being marketed by Island Concepts on our behalf in Asia.

To become a member of the Island Residences Club, one must acquire a minimum of 10,000 Vacation Stay Entitlements (sometimes referred to as "right", "vacation rights" or "entitlement rights") at a price of USD $2.50 each for a total value of $25,000.00. This will entitle the holder/member to 10 nights per annum each and every year at an Island Residences Club property. Alternatively, a member can redeem these Vacation Stay Entitlements at the rate of 100 Rights per night. Rights can also be purchased in minimum parcels of 1,000 Rights and redeemed at 100 Rights per night per stay (an aggregate of ten nights per annum), without becoming an Island Residences Club member. Therefore, 100 Rights at a value of $2.50 each equals a one night stay at the Island Villas at a rate of $250.00 per day. The current published rate for stays at the Island Villas in Bali is $280.00 plus 21% being VAT and service charge for a total daily rate of $338.80. Guests acquiring or using Vacation Stay Entitlements (Rights) therefore only pay $250.00 with nothing more to pay. This is a discount over published advertised rates of 26.21%.

We intend to market Island Residences Club memberships in Europe, Korea, Japan, South East Asia and Australia via our associate company PT Island Concepts

Indonesia Tbk as well as directly through the Island Residences Club, Inc. in the U.S.

THE  PRODUCT

Our primary business focus is the development and management of the Island Residences Club. Island Residences Club members who pay a onetime membership fee of $25,000.00 much like a Golf Club membership fee, will have the use of Club Vacation properties each and every year their membership remains current. Members are allocated Vacation points annually and/or can purchase additional Vacation Stay Entitlements to Club properties at $2.50 per Vacation Right. The Company has inventory as at May 31, 2006 in the Bali Island Villas of 3,878,050 rights. Points can be redeemed at the existing Bali Island Villas and future Island Residences Club properties throughout Asia, North and Central America as available. We have commenced a sales and marketing campaign to launch the Island Residences Club concept. Initially, the properties owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali will be available to members for vacation and/or business stays. We believe the target market should be the higher income local and expatriate communities in Asia and Europe. We are seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Currently, Club Members can only enjoy "stays" at the Island Villas in Bali, which consist of ten (10) luxury one bedroom villas in Bali, each with their own lap pool; in the future, the company hopes to offer a selection of luxury apartments and Villas in Asia, USA and Mexico and elsewhere when available, each and every year. Members are those who hold a minimum of 10,000 Vacation Stay Entitlements and who will receive an annual non-cash right each year to stay at an Island Residences Club property for 10 days per annum.

Members will be able to extend or sell their annual stay entitlement rights receiving an income on their membership if they elect not to use them in a given year. The Private Residences Club concept is relatively new with companies such as www.exclusiveresorts.com, www.akdestinations.com, www.bellehavens.com, www.emperors-club.com, and www.quintess.com leading the way. Steve Case, founder of AOL, has taken a controlling position in Exclusive Resorts Inc. with an investment of 600m USD. These businesses offer members `annual time plans' (15-60 days) and concierge services at multiple luxury residences and is akin to membership at an exclusive country club. Island Residences Club believes it offers members a new paradigm in the Residence Club concept in that members can enjoy the same luxury and concierge services by simply buying as much `time' as they like through the purchase of vacation rights.

PT Island Concepts Indonesia Tbk will construct and develop further unique modern Villas on land it currently owns in Bali, and has identified in Thailand. These properties will continued to be developed as modern and contemporary and yet tropical in design and can be sold with or without a lease-back option to the Island Residences Club or with a contract to the company for management and/or sundry letting. In other words, Island Residences Club, Inc. will be able to elect if it acquires the developed property and manages it or just manages or just markets the vacation rights for the said properties. We will maintain a policy for our members of keeping our properties in the utmost pristine condition and will sell or roll-over our inventory within a three to five year time frame. In some countries where Island Concepts intends to operate; e.g. Thailand and Indonesia local regulations will not allow foreign "freehold title" to land and property and therefore, the company will lease such properties where applicable. We intend to develop our own properties in the U.S. and Mexico on both leasehold and freehold land appealing to both local and foreign customers when it is time to sell. Over time, we expect to develop into essentially a property trust with the increasing value of our inventory creating an increasing asset value for the shareholders. There is no fixed timeline for the accumulation of properties, although the Company hopes to acquire properties in the United States and Mexico over the next five years. This is determined by market forces, and the availability of capital to the company. Capital is provided by the sale of subscriptions to membership of the Island Residences Club and the sale of existing inventory of vacation stay entitlements (rights). These rights exist with the company but as they resulted from a related party transaction are recorded at nil value in the financial books of the company until realized.

Island Concepts plans to acquire, develop and manage properties in Asia, in particular Phuket, Thailand and continue to expand the Bali Island Villa Resort for the Island Residences Club, Inc. Island Concepts has commenced stage II of the Bali Island Villa expansion, the construction of ten Two Bedroom Villas on land it owns adjacent to existing One Bedroom Villas. Island Concepts will commence expansion into Thailand in 2007. If Island Concepts completes the expansion in Thailand and if Island Concepts successfully builds the additional villas then it could have us market the vacation rights in a similar program. We would invoice Island Concepts for the sale of rights and credit management fees for managing the program. We would then have vacation rights in Bali and Thailand. There are no formal agreements with Island Concepts. There is no guarantee that this arrangement will continue.

We also intend to develop a commercial property portfolio consisting of luxury hotels, spas and resorts in the United States and Mexico. These properties will provide the infrastructure to support Villas and Residences located within or adjacent to the Resorts. The Company plans to acquire properties over the next five years predominately in the U.S. and Mexico. These properties will consist of single family homes and hotel resort properties that will include the development of luxury suites as part of the hotel resort properties. The Company is currently identifying suitable properties in the U.S. and Mexico to acquire.

Both Island Residences, Inc. and PT Island Concepts Tbk Indonesia have a similar development and business expansion plan. PT Island Concepts Tbk Indonesia in Asia and Island Residences Club, Inc. in the US and Mexico. This entails the identification of a suitable vacation destination; the acquisition or development of a Hotel Resort property or properties at that destination and rebranded or branded as an Island Resort or Villa Resort, followed by the acquisition or development of Vacation Villas or Residences in a close proximity. The Hotel Resort business provides infrastructure (Spa, Fitness and Restaurant facilities) as well as staff training and management, for the vacation residences. Some residences may be located within the actual Hotel/Resort property. These Residences will continually be updated through sale and then acquisition of replacement assets/properties. The Resort/Hotel properties will be maintained as part of an ongoing property portfolio for the Companies, Island Residences Club, Inc and PT Island Concepts Indonesian Tbk., similar to that of an investment property trust.

OTHER

PT Island Concepts Indonesia TBK has been granted a boutique hotel license and restaurant license for its Seminyak Villa Resort operation within the regency of Bandung in the province of Bali within the Republic of Indonesia by the Federal Government of Indonesia. Other licenses will be applied for as required. We are in the process of registering our logo as a trademark in the Republic of Indonesia and the United States. We own URL's www.islandconcepts.com, www.islandresidencesclub.com, www.islandregency.com, www.islandclubestates.com, www.islandclubresidences.com and www.islandvillasbali.com. Information on these websites is not part of this report.

We have not directly expended any funds in the last two years on research and development activities. We currently have no employees and operate through consultancy arrangements. The Company has consultancy agreements with Frank Kristan and Francis Street Pty Ltd, of which Graham Bristow, CEO of the company controls. Subsequent to May 31, 2006, we entered into (1) year contracts with our executives, Julian James Bristow, Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer, Vice President Marketing beginning July 1, 2006.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

We lease an office at 1769-203 Jamestown Rd., Williamsburg, Virginia 23185 for $400.00 per month. We terminated this lease effective February 2006 and are now leasing on a month to month basis. We are seeking to establish an office in Southern California.

ITEM  3.  LEGAL  PROCEEDINGS.

There  is  no  litigation  pending  or  threatened  by  or  against  us.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND SMALL
BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

There  is  currently  no  public  market  for  our  securities.

At May 31, 2006, we had 16,337,000 shares outstanding held by 525 shareholders of record.

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Previously  reported.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the information contained in our financial statements and the accompanying Notes.

PLAN  OF  OPERATION

Our principal business includes the development, management and operations of luxury resorts and residences and marketing and selling vacation stay entitlements ("rights") in the form of vacation points. The rights are issued as stay entitlements in the Island Residences Club, Inc. and/or the recently completed Bali Island Villas in Seminyak, Bali. The purchase of 10,000 rights at $2.50 per right entitles the purchaser to membership in the Island Residences Club, a vacation membership club we have established.

Island Residences Club, Inc. is finalizing a sales and marketing campaign to launch the Island Residences Club concept in the US. Initially the property owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali is the only property available to members for vacation and/or business stays. At this time, there are ten (10) one bedroom luxury villas in Bali, each with its own lap pool available in the vacation rights program. Currently the target market is the higher income local and expatriate communities in Asia. We are seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Ultimately, Club Members will enjoy "stays" at the Island Villas in Bali, and later, a selection of luxury apartments and Villas in Thailand, North America, Mexico and elsewhere when available, each and every year. The membership will receive a right each year to stay at an Island Residences Club property. PT Island Concepts Indonesia Tbk will expand its current Bali Island Villa Resort in Seminyak, Bali and construct unique modern Villas on land it has identified in Thailand. These properties will be modern,contemporary and yet tropical in design and can be sold with or without a lease-back option to the Island Residences Club or with a contract to the company for management and/or sundry letting. We will maintain a policy of keeping our properties in the utmost pristine condition and will sell and roll-over our inventory within a three to five year time frame. We hope to develop our own properties in the U.S. and Mexico on both leasehold and freehold land appealing to both local and foreign customers when time to sell. Over time we expect to develop into essentially a property trust with the increasing value of our inventory creating an increasing asset value for the shareholders. We also intend to develop a commercial property portfolio consisting of luxury hotels, spas and resorts. These properties will provide the infrastructure to support villas and residences located within or adjacent to the resorts.

Our plan for the next twelve months includes moving forward with next phase of our business plan, which is to (1) develop, acquire and manage vacation properties in the U.S. and Mexico for members of the Island Residences Club, (2) develop, market and manage the Island Residences Club concept and (3) sell existing inventory of Vacation Stay Entitlements in the Bali Island Villas and obtain and sell future Vacation Stay Entitlements in other properties. PT Island Concepts Indonesia Tbk, on behalf of the company, currently has a software and web design team of three persons and a research team of seven persons developing our websites and back and front office software systems. This includes but is not limited to the development of a membership loyalty program, online reservation system and an in-room information system. This work will be moved to the United States when staff and expertise become available or are employed. However, we will continue to maintain a research and online concierge service from Bali. These systems will be for our use and not for resale. We do not intend to seek any specific patents or trademarks but will use a general copyright to protect our property and systems. We invoice Island Concepts for the sale of vacation rights and credit the invoice for management services that they provide in the sales of the rights. There are no material agreements that cover these transactions. IT services are provided on a normal commercial basis. Also, if required, PT Island Concepts Indonesia Tbk is able to finance Island Residences Club member's subscription payment through the sale of the vacation entitlements held by the member to third party guests with 45% of rental income received being credited against such loans.

We intend to invest up to $10,000,000 in 2006 into property and income producing assets located in the USA and Mexico. We intend for these funds to come from the sale of Vacation Stay Entitlements ("Right"), and/or borrowings secured over the assets acquired. There is no guarantee that we will be able to sell these Vacation Stay Entitlements or obtain these funds or that the cost of funds is acceptable to the Company. We intend to hire up to fifteen persons in 2006, predominately for our Southern California operations, that we have yet to establish.

In the next twelve months, Island Concepts has advised us that it will raise funds to move forward with the next stage of development in the Bali Island Villas in Seminyak, Bali. Ten two Bedroom Villas and a Spa Complex will be built on land already owned by Island Concepts adjacent to stage I, being the existing ten one bedroom Villas. These new Villas along with the original development will be managed by PT Island Concepts Indonesia Tbk for the Island Residences Club, Inc. Construction of Stage II is expected to be completed by August 2007. Island Concepts also intends to expand in Thailand in 2007 on land it has indentified.

Island Residences Club, Inc. will market the Vacation Stay Entitlements applicable to the new development as with the existing ten one bedroom Villas. PT Island Concepts Indonesia Tbk will own and operate this development on behalf of Island Residences Club, Inc.

It is the intention of Island Residences Club, Inc. within the next years to acquire sufficient stock in PT Island Concepts Indonesia Tbk to achieve majority control. The company currently owns 19.4% of the issued capital of PT Island Concepts Indonesia Tbk and intends to acquire a further 19-20% per annum over the next 3 years, although there can be no guarantee of this.

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

Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended May 31, 2006.

Basic  and  diluted  net  loss  per  share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At May 31, 2006 there were no dilutive convertible shares, stock options or warrants.


Revenue  recognition

The Company recognizes revenues under the full accrual method of accounting when a formal arrangement exists, title is transferred, no other significant obligations of the Company exist and the Company deems the receivables to be collectible. The revenue is recognized net of returns and discounts.

Issuance  of  shares  for  service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fair  Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Reclassifications:

For comparative purposes, prior year's financial statements have been reclassified to conform with report classifications of the current year.

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


Results of Operations - Year ended May 31, 2006 as compared to year ended May 31, 2005

The operations of Island Residences Club, Inc. will include marketing and selling the vacation stay entitlements in the form of vacation rights. The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. Membership in the Island Residences Club requires the purchase of 10,000 rights at $2.50 per right. There is a minimum of 10,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night, based on the price of one nights stay at the Villas in March 2005, each and every year. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts,
(ii) provide financing to individual purchasers of Vacation Rights and (iii) provide resort management and maintenance services to vacation ownership resorts in Asia.

The company has generated $287,750 in net revenue from a related party for the year ended May 31, 2006 as compared to $-0- for the year ended May 31, 2005. The increase in net revenue was due to sale of vacation rights to a related party. Cost of revenue was $201,425 for the year ended May 31, 2006 as compared to $-0-for the year ended May 31, 2005. This cost of revenue is due to the fee paid to a related party for management of the Bali Island Villas in Seminyak, Bali.
Selling, general and administrative expenses were $314,719 for the year ended May 31, 2006 as compared to $21,248 at the year ended May 31, 2005. These expenses were the result of the company commencing operations.

Net loss for the year ended May 31, 2006 was $(129,094) as compared to $(21,248) for the year ended May 31, 2005. The increase in net loss was due to increased costs associated with sales and administrative costs, as a result of the company commencing operations.

Our basic and diluted loss per share for the year ended May 31, 2006 was ($0.01) as compared to ($0.00) for the year ended May 31, 2005.

Liquidity  and  Capital  Resources

We had $477 in cash or cash equivalents as of May 31, 2006 compared to $-0- cash or cash equivalents on May 31, 2005. At May 31, 2006 we had current assets of $2,672,577 in the form of $477 in cash, $45,825 in accounts receivable from a related party and $2,626,275 in the form of marketable securities and $183,265 in current liabilities with $54,936 in accounts payable and $128,329 due to a related party compared to May 31, 2005, when we had current assets of $40,000 in the form of marketable securities and $21,248 in current liabilities due to a related party.

All of the marketable securities are comprised of shares of common stock of Island Concepts Indonesia Tbk(ICON), a company related through common ownership. Due to related party represents expenses paid by related parties on behalf of the company, which are non-interest bearing, unsecured, and due on demand. Our intended source of income is the continued sale of Vacation Stay Entitlements. The company has inventory of Rights, the value of which is not recorded in the financial statements of the company due to related party accounting policies. A stockholder, Island Regency Group Limited f/k/a Meridian Pacific Investments HK Ltd, has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with implementing our business. Such advances will be made without expectation of repayment. There is no minimum or maximum amount such stockholder will advance to us or guarantee that such advances will continue.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product and/or services, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities for the sale of Vacation Stay Entitlements, and other factors.

On March 10, 2004, our then majority shareholder and sole officer and director sold 2,240,000 shares of the company's common stock to Meridian Pacific Investments HK Ltd. (now Island Regency Group Limited), a Hong Kong corporation majority owned and controlled by Graham J. Bristow, a citizen of New Zealand, in a private transaction. Such transaction resulted in a change in control of the company. Simultaneously with this transaction, the Board of Directors of the company nominated John R. Kennerley and Joseph A. Joyce to the Board of Directors and all former officers and directors resigned. John R. Kennerley was then named President and Chief Executive Officer, and Joseph A. Joyce as Secretary and Treasurer of the company.

On March 17, 2005, we issued 4,000,000 shares to Meridian Pacific Investments HK Ltd (now Island Regency Group Limited) for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. We recorded no value for the rights since they are acquired from a related party whose basis was zero.

Island Residences Club, Inc. ("IRCI"), Island Regency Group Limited ("Island Regency") and PT Island Concepts Indonesia Tbk ("Island Concepts") are related parties with common ownership and officers before and after the transaction. Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Island Regency is a Hong Kong company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in IRCI and Island Regencyand a commissioner on the advisory board of ICON. At July 24, 2006, Graham Bristow, through direct and indirect ownership, owns 100% of Island Regency and approximately 92.8% of Island Concepts and 78% of IRCI. On March 17, 2005, Graham James Bristow and Bob Bratadjaya were appointed to the board of directors. Further, Joseph Anthony Joyce resigned as secretary and Bob Bratadjaya was appointed as secretary and treasurer and Graham Bristow was appointed as Chief Executive Officer and President.

On June 20, 2005, we entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund II, LP (the "Investor"). This Agreement provides that, following notice to the Investor, the company may put to the Investor up to $10,000,000 of its common stock for a purchase price equal to 95% of the lowest closing bid price of its common stock during the five day period following that notice. The number of shares that we are permitted to put pursuant to the Agreement is either: (A) 200% of the average daily volume of the common stock for the twenty trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $100,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put. In connection with this Agreement, we agreed to register the shares issuable pursuant to the Agreement. This line of credit is not available there is an effective registration statement for the shares of common stock underlying this line of credit. This registration statement will not be filed until the Company establishes a market, if at all, for its common stock.

On November 1, 2005, we entered into an advisory agreement with Francis Street Pty Ltd., whereby Francis Street would provide certain business consulting services in exchange for 1,000,000 shares of common stock. Graham Bristow, our CEO, controls Francis Street Pty Ltd.

On November 16, 2005, we entered into a Share Purchase Agreement with Meridian Pacific Investments ("Meridian"), whereby we would purchase 20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia ("ICON") (collectively, the "Shares"). In exchange for the Shares, we agreed to issue Meridian 6,000,000 shares of our restricted common stock. Meridian is considered an affiliate of the company as it owns more than 10% of the outstanding common stock and is controlled by Graham Bristow, who is also the CEO of Island Residences Club, Inc. On August 2, 2006, Meridian changed its name to Island Regency Group Limited.

On November 17, 2005, we entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby we would exchange 1,600,000 shares of our common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. AWI has contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted us the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. This option was subject to the execution of definitive agreements and expired on December 1, 2005. The Company recorded subscription receivable based on the market price of the shares issued.

On February 24, 2006, we entered into a Stock Purchase Agreement with DTLL, Inc., a publicly traded Minnesota corporation, whereby we would purchase 400,000 shares of DTLL, Inc. in exchange for 400,000 shares of Grand Sierra Resorts Corporation. On July 17, 2006, both the AWI and DTLL transactions were rescinded and the 1,600,000 shares issued to AWI were cancelled.

On February 23, 2006, the company and Rich Woods, an unaffiliated investor, entered into a Stock Purchase Agreement with RotateBlack LLC, a Michigan limited liability company ("RBL"), whereby the company and the investor would purchase 9,400,000 shares of common stock, $.01 par value (the "Shares") of DTLL, Inc., a publicly traded Minnesota corporation. The allocation of the Shares and the company's obligation related thereto was to be determined at closing. The Shares represent approximately 70% of the 13.5 million issued and outstanding common stock of DTLL. The transaction was to result in a change of control of DTLL. The purchase price for the shares to be paid at closing was $1,500,000, represented by cash in the amount of $500,000 and a Secured Note Payable in the amount of $1,000,000 due no later than April 10, 2006. On April 11, 2006, this agreement was terminated. The company did not purchase any shares pursuant to the terms of the Stock Purchase Agreement between the company, RotateBlack LLC and Rich Woods.

During the year ended May 31, 2006, the Company sold 111,500 Vacation Stay Entitlements (rights) amounting to $ 287,750 to Island Concepts. This has been recorded as income to related party in the financial statements of Island Residences Club, Inc.

During the year ended May 31, 2006, the Company incurred $201,425 of management fees to Island Concepts in respect of Vacation Stay Entitlements redeemed at the Island Villas in Bali during that time.


As set forth above, Island Residences Club, Inc., Island Regency Group Limited, Francis Street Pty Limited, and PT Island Concepts Indonesia Tbk are related parties through common ownership and Graham Bristow.

ITEM  7.  FINANCIAL  STATEMENTS.


         REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
         -------------------------------------------------------------


To  the  Stockholders  and  Board  of  Directors
Island  Residences  Club,  Inc.

We have audited the accompanying balance sheet of Island Residences Club, Inc., (the "Company") as of May 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Residences Club, Inc. as of May 31, 2006 and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $150,566 including net losses of $129,094 and $21,248 for the years ended May 31, 2006 and 2005, respectively. These factors as discussed in Note 9 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS


Los  Angeles,  California
September  12,  2006

                          ISLAND RESIDENCES CLUB, INC.
                      (FORMERLY ISLAND INVESTMENTS, INC.)
                                 BALANCE SHEET
                                  MAY 31, 2006
                                     ASSETS

Current  assets:
    Cash  &  cash  equivalents                              $        477
    Receivable from related party                                 45,825
    Marketable  securities                                     2,626,275
                                                            -------------
           Total  assets                                    $  2,672,577
                                                            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:

     Accounts payable                                        $    54,936
     Due  to  related  party                                     128,329
                                                            -------------

           Total  liabilities                                    183,265
                                                            -------------

Stockholders'  equity:
    Preferred  stock,  $.0001  par  value,  20,000,000
    shares authorized; no  shares issued and outstanding               -
    Common  stock,  $.0001  par  value,  100,000,000
    shares  authorized; 16,337,000  shares  issued
    and  outstanding                                               1,633
    Additional  paid-in  capital                                 317,935
    Subscription receivable                                      (48,000)
    Accumulated comprehensive gain                             2,383,775
    Prepaid consulting                                           (15,465)
    Accumulated deficit                                         (150,566)
                                                            -------------

      Total  stockholders'  equity                             2,489,312
                                                            -------------

      Total  liabilities  and  stockholders'  equity        $  2,672,577
                                                            =============

The accompanying notes are an integral part of these financial statements

                        ISLAND RESIDENCES CLUB, INC.
                    (FORMERLY ISLAND INVESTMENTS, INC.)
                         STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 2006 AND 2005
                                                 2006           2005
                                             -------------  -------------

Net revenue - related                        $     287,750  $          -

Cost  of  revenue - related                        201,425             -
                                             -------------  -------------
Gross  profit                                       86,325

Selling,  general  and  administrative
  expenses                                         314,719         21,248
                                             -------------  -------------
Loss from operations                              (228,394)             -

Other income

  Settlement of debt                                99,300              -
                                             -------------  -------------

Net  loss                                         (129,094)       (21,248)

Comprehensive gain

  Unrealized gain on marketable securities       2,383,775              -
                                             -------------  -------------

Comprehensive income / (loss)                $   2,254,681  $     (21,248)
                                             =============  =============
Loss  per  share  -  basic and diluted       $      (0.01)  $       (0.00)
                                             =============  =============
Weighted  average  number  of  shares
  basic  and  diluted                            9,108,321      6,174,586
                                             =============  =============

*Basic and diluted weight average number of shares are the same since the Company has no dilutive securities

The accompanying notes are an integral part of these financial statements

                                            ISLAND RESIDENCES CLUB, INC.
                                         (FORMERLY ISLAND INVESTMENTS, INC.)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED MAY 31, 2006 AND 2005
                                         Common stock     Additional             Accumulated                            Total
                                    ---------------------  paid-in  Subscription comprehensive  Prepaid   Accumulated  stockholder's
                                      Shares      Amount   capital   receivable     gain       consulting   deficit equity (deficit)
                                    -----------  --------  ---------  ---------  -----------    ---------  ----------  -----------
Balance at May 31, 2004              2,240,000   $   224   $      -   $      -   $        -     $      -   $ (12,499)  $  (12,275)

Issuance of shares for
     vacation interest rights &
     marketable securities
     at .0001 per shares -
     Mar 17, 2005                    4,000,000       400     39,600          -            -            -           -       40,000

Net loss                                     -         -          -          -            -            -      (8,973)      (8,973)
                                    -----------  --------  ---------  ---------  -----------    ---------  ----------  -----------
Balance at May 31, 2005              6,240,000       624     39,600          -            -            -     (21,472)      18,752

Issuance of shares for service         497,000        49      8,796          -            -            -           -        8,845

Issuance of shares for prepaid
consulting                           2,000,000       200     19,800          -            -      (20,000)          -            -
Issuance of shares for marketable
securities                           6,000,000       600    201,900          -            -            -           -      202,500

Issuance of shares for
 subscription receivable             1,600,000       160     47,840    (48,000)           -            -           -            -

Amortization of prepaid consulting           -         -          -          -            -        4,535           -        4,535

Accumulated comprehensive gain               -         -          -          -    2,383,775            -           -    2,383,775

Net loss                                     -         -          -          -            -            -    (129,094)    (129,094)
                                    -----------  --------  ---------  ---------  -----------    ---------  ----------  -----------
Balance at May 31, 2006             16,337,000   $ 1,633   $317,935   $(48,000)  $2,383,775     $(15,465)  $(150,566)  $2,489,312
                                    ===========  ========  =========  =========  ===========    =========  ==========  ===========

The accompanying notes are an integral part of these financial statements

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                           STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2006 AND 2005
                                                  2006          2005
                                             -------------  -------------
Cash flows from operating activities:
Net loss                                         (129,094)       (21,248)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Gain on settlement of debt                        (99,300)             -
Issuance of common stock
   in exchange for services                         8,845              -
Amortization of prepaid consulting                  4,535
Increase in current assets
  Receivable from related party                   (45,825)             -
Increase in current liabilities:
  Account payable                                 154,235              -
  Due to related party                            107,081         21,248
                                             -------------  -------------
    Total adjustments                             129,571         21,248
                                             -------------  -------------
    Net cash provided by operating activities         477              -
                                             -------------  -------------
Net increase in cash and cash equivalents             477              -

Cash and cash equivalents, beginning                    -              -
                                             -------------  -------------
Cash and cash equivalents, ending            $        477   $          -
                                             =============  =============
Supplemental disclosure of cash flow
  information:

  Interest paid                              $          -   $          -
                                             =============  =============
  Income taxes paid                          $          -   $          -
                                             =============  =============

The accompanying notes are an integral part of these financial statements

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

Island Residences Club, Inc, formerly Island Investments, Inc., formerly Hengest Investments, Inc was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The principal business of the Company includes the development, management and operations of luxury resorts and residences and marketing and selling of vacation stay entitlement ("rights") in the form of vacation points. The rights are issued as stay entitlements in the Island Residences Club, Inc. affiliate's recently completed Bali Island Villas in Seminyak, Bali.

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

D.  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended May 31, 2006.

E.  Basic  and  diluted  net  loss  per  share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At May 31, 2006 there were no dilutive convertible shares, stock options or warrants.

F.  Revenue  recognition

The Company recognizes revenues under the full accrual method of accounting when a formal arrangement exists, title is transferred, no other significant obligations of the Company exist and the Company deems the receivables to be collectible. The revenue is recognized net of returns and discounts.

G.  Issuance  of  shares  for  service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

H.  Fair  Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

I.  Reclassifications:

For comparative purposes, prior year's financial statements have been reclassified to conform with report classifications of the current year.

J.  Recent  Pronouncements

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

The investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and is traded on the Surabaya Stock Exchange in Indonesia through brokers. As such, each investment is accounted for in accordance with the provisions of SFAS No.
115. The Company has recorded the market value of the shares based upon the information provided by the broker.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On May 31,

2006, the investments have been recorded at $2,626,275 based upon the fair value of the marketable securities.

Following is a summary of marketable equity securities classified as available for sale as of May 31, 2006:

Investee Name        Cost at     Market Value at     Accumulated     Number of Shares Held at
  (Symbol)         May 31, 2006   May 31, 2006     Unrealized Gain         May 31, 2006
-------------      ------------  ---------------   ---------------   ------------------------
Island Concepts
Indonesia (ICON)   $    242,500  $    2,626,275    $     2,383,775          24,250,000

NOTE  3  -  STOCKHOLDERS'  EQUITY

A.  Preferred  Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

As  of  May  31,  2006,  no  preferred  stock  has  been  issued.

B.  Common  stock

During the year ended May 31, 2006, the Company issued 497,000 shares of common stock for services valued at $8,845, which is the fair value of the shares.

During the year ended May 31, 2006, the Company issued 2,000,000 shares of common stock in exchange for prepaid consulting service amounting $20,000, which is the fair value of the shares.

During the year ended May 31, 2006, the Company issued 6,000,000 shares of common stock in exchange for marketable securities amounting $202,500. Since the marketable securities were acquired from a related party, the marketable securities were recorded at the related party's cost to acquire the marketable securities.

During the year ended May 31, 2006, the Company issued 1,600,000 shares to Angela Whichard, Inc. (AWI) per a Share Exchange Agreement, whereby the Company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. The Company recorded subscription receivable based on the market price of the shares issued. However, AWI did not fulfill its obligation under the Share Exchange Agreement. These shares were canceled on July 24, 2006. (Also see Note 8)

During the year ended May 31, 2005, the Company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company recorded no value for the rights since they are acquired from a related party whose basis was zero. The rights are stay entitlements in the Bali Island Villas in Seminyak, Bali.

C.  Prepaid  consulting:

During the twelve month period ended May 31, 2006, the Company recorded $20,000 prepaid consulting for common stock issued for consulting service, which is the fair value of the shares. During the year ended May 31, 2006, the Company amortized $4,535 as an operating expense. The balance of prepaid consulting at May 31, 2006 is $15,465

D.  Warrant  and  Options

There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE  4  -  INCOME  TAXES

No provision was made for income tax for the year ended May 31, 2006 and 2005, since the Company had net operating loss. In the year ended May 31, 2006 and 2005, the Company incurred net operating losses for tax purposes of approximately $129,000 and $21,000, respectively. Total net operating losses carry forward at December 31, 2005 for Federal and State purpose were $150,000 and $90,000, respectively. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of May 31, 2006 and 2005 was approximately $60,000 and $8,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The  components  of  the  net  deferred  tax  asset  are  summarized  below:

                                      2006                 2005
                                   ----------           ----------
Deferred tax asset
Net operating loss                 $  60,000            $   8,000
Less: valuation allowance            (60,000)              (8,000)
                                   ----------           ----------
                                   $       -            $       -
                                   ==========           ==========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                    2006                 2005
                                                 ----------           ----------
Tax expense (credit) at statutory rate-federal      (34)%                (34)%
     State tax expense net of federal tax            (6)                  (6)
     Changes in valuation allowance                  40                   40
                                                 ----------           ----------
Tax expense at actual rate                            -                    -
                                                 ==========           ==========

Income tax expense consisted of the following:

                                                    2006                 2005
                                                 ----------           ----------
Current tax expense:
Federal                                          $       -            $       -
                                                 ----------           ----------

State                                                    -                    -
Total current                                            -                    -

Deferred tax credit:
Federal                                             44,000                7,000
State                                                8,000                1,000
                                                 ----------           ----------
Total deferred                                      52,000                8,000
Less: valuation allowance                          (52,000)              (8,000)
                                                 ----------           ----------
Net deferred tax credit                                  -                    -

Tax expense                                      $       -            $       -



NOTE  5  -  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the year ended May 31, 2006, the Company issued 2,000,000 shares in exchange for prepaid consulting service amounting $20,000, which is the fair value of the shares.

During the year ended May 31, 2006, the Company issued 6,000,000 shares in exchange for marketable securities amounting $202,500. Since the marketable securities were acquired from a related party, the marketable securities were recorded at the related party's cost to acquire the marketable securities.

During the year ended May 31, 2005, the company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company recorded no value for the rights since they are acquired from a related party whose basis was zero.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

Due to related party represents expenses paid by Francis Street Pty Ltd. on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of May 31, 2006, the balance due to the related party amounted to $128,329.

During the year ended May 31, 2006, the Company sold 115,100 rights amounting to $287,750 to Island Concepts, which represent 100% revenue. As of May 31, 2006, the balance of account receivable from Island Concepts is $45,825.

During the year ended May 31, 2006, the Company incurred $201,425 of management fees to Island Concepts, which represent 100% cost of revenue.

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

Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Meridian is a Hong Kong company that is privately owned. Francis Street is an Australian company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in Francis Street and Meridian and a commissioner on the advisory board of Island Concepts. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 80% of Island Concepts, 100% of Francis Street, and 70% of IRCI. On August 2, 2006, Meridian changed its name to Island Regency Group Limited.

NOTE  7  -  CONCENTRATION

One customer - related party represent 100% of the Company's revenue and cost of revenue. The balance of account receivable from this customer amounted to $45,825 as of May 31, 2006.

100% of the revenue is from the sale of rights (See also Note 3) to Indonesia market.

NOTE  8  -  SETTLEMENT  OF  DEBT

During the year ended May 31, 2006, the Company settled a payable to a consultant and recorded gain from settlement of debt of $99,300.


NOTE  9  -  GOING  CONCERN  CONSIDERATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company incurred a loss of $129,094 and $21,248 during years ended May 31, 2006 and 2005, respectively. The Company has an accumulated deficit of $150,566 as of May 31, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

NOTE  8  -  SUBSEQUENT  EVENTS

On November 17, 2005, Island Residences Club, Inc. (the "Company") entered into a Share Exchange Agreement with Angela Whichard, Inc. ("AWI"), whereby the company would exchange 1,600,000 shares of its common stock, $.001 par value, for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. On February 24, 2006, the Company entered into a Stock Purchase Agreement with DTLL, Inc., whereby the Company would purchase 400,000 shares of DTLL, Inc. in exchange for the 400,000 shares of Grand Sierra Resorts Corporation, to be purchased by the Company pursuant to the agreement dated November 17, 2005 with AWI. On July 14, 2006 both agreements were rescinded by the Company because AWI failed to deliver the 400,000 shares. The Company cancelled the 1,600,000 shares issued to AWI on July 24, 2006.

On June 3, 2006, James Rowbotham resigned as Chief Operating Officer and Vice President of Operations of Island Residences Club, Inc. (the "Company"). On June 7, 2006, the Company appointed Julian James Bristow as the Company's Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer as the Company's Vice President of Sales & Marketing for the Company. Effective July 1, 2006, the Company entered into employment agreements with both of these individuals for a term of one year. Both agreements provide for compensation of $2,000 per month during the employment term. Mr. Bristow is the son of Graham J. Bristow, Chief Executive Officer, director and majority shareholder of the Company.

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

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION

None.

                                    PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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
       NAME            AGE                        POSITION
---------------------- ----    -------------------------------------------------
John  R.  Kennerley     65     Chairman  of  the  Board
Graham  J.  Bristow     59     Director,  President  and Chief Executive Officer
Bob  Bratadjaya         40     Director,  Secretary  and  Treasurer

Julian  James  Bristow  33     Chief  Operating  Officer,
                               Vice  President  of  Operations
Bettina  Pfeiffer       34     Vice  President  Marketing
Joseph  Anthony  Joyce  59     Director

JOHN  R.  KENNERLEY  --  CHAIRMAN  AND  DIRECTOR

Born September 1939, John is an Australian and European passport holder. He lives in Sydney, Australia with his wife, Australian television host, Kerri-Anne Kennerley. He was involved early in his career with Grand Prix racing and world championship winner Sterling Moss. He was a member of the Board of the Directors of Vernon Pools, and in 1977, negotiated with the New York State Lottery to introduce Lotto into the State of New York. He was President of Games
Management,  Inc.,  the  operating  company  of  the  New  York  Lotto.

After the sale of Vernon Pools, he relocated to Australia and became a director of Fulfillment Australia Ltd. before it was sold to TNT Group and Vusion Pacific Pty Ltd that was involved in the manufacturing and distribution of electronic sign boards.

In 1999, he became Chairman of Meridian Pacific Capital Pty Ltd, a related company to Meridian Pacific Investments HK Ltd, a provider of venture capital. John is an independent director and is not engaged in the day to day business of the company.

GRAHAM J. BRISTOW -- PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR Born in July 1947, in Hastings, New Zealand, he resides in Noosa Heads, Queensland, Australia and is a dual New Zealand and Australian citizen. Graham moved to Australia in 1992 after a career in the telecommunications and transport industries. He became joint managing director and founding shareholder of Omni Telecommunications, Ltd. in Melbourne Australia, listing the company's securities on the ASX (Australian Stock Exchange) via a reverse merger with Henry B. Smith Ltd.

He resigned in 1996 to form an internet start-up, LibertyOne, Ltd., taking the company public on the ASX in 1998. Graham was Managing Director and major shareholder, relocating to California in 1999 to establish a North American subsidiary of the company.

In 2000, upon leaving LibertyOne, Ltd., he was appointed a director of an Indonesian listed company PT Indoexchange Tbk in 2002 resigning in June 2004. Graham invested in PT Island Concepts Indonesia, Tbk in 2002, a villa development and management company located on the island of Bali via his corporate entity, Meridian Pacific Investments HK Ltd (now known as Island Regency Group Limited), a company incorporated in Hong Kong. PT Island Concepts Indonesia Tbk is also involved in the sale and leasing of third party properties, however the majority of business activity is the development and management of properties owned by itself. The company's securities were listed on the Surabaya Stock Exchange in Indonesia in July 2005. He is currently a Commissioner of the company on its advisory board.

Graham Bristow is an officer and director of Island Residences Club, Inc. and is actively involved in the day to day operations.

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

Bob joined PT Island Concepts Indonesia, Tbk. in mid 2004 as corporate secretary and as head of due diligence committee in preparation of the company going public on the Surabaya Stock Exchange. He resigned from Island Concepts in May 2006.

He joined the board of Island Residences Club, Inc. and was appointed as treasurer and corporate secretary.

JULIAN  JAMES  BRISTOW  -  CHIEF OPERATING OFFICER, VICE PRESIDENT OF OPERATIONS

Born March 22nd 1973, Hastings, New Zealand, Julian is a US Resident living in Torrance, California with his wife Astrid.

Julian Bristow is the son of the Chief Executive Officer and President of the Company, Graham James Bristow.

Julian was educated in New Zealand, however attended the University of Queensland in Brisbane, Australia. He played representative Rugby for the Brisbane West's Rugby Club and on taking up employment with Omni Telecommunications in Melbourne, Australia as Production Manager in 1996 trained the Melbourne Universities Women's Rugby Team. Under Julian's stewardship this newly established team went on to win the National Championships in its second year of competitive sport. In 1998 Julian relocated to Sydney to join LibertyOne Limited and was involved in managing and developing the online businesses of Australian Tennis Champion, Pat Rafter; Golfing Legend, Greg Norman and others. He moved to Los Angeles in 1999 with the company's US subsidiary Digital Rights Inc. He left in 2001 to join Marketing and Promotions Company, Makai Event Management & Promotions of Manhattan Beach, California.

Julian is currently active in the sport of Rugby in California joining the Los Angeles Rugby Squad as a player coach. The team has participated at the National's in recent years. He joins Island Residences Club, Inc. charged with the specific responsibility of launching and managing the company's Vacation Residences Club concept in North and Central America. Julian will open a regional office for the company in Southern California.

BETTINA  PFEIFFER
VICE  PRESIDENT  -  MARKETING

Bettina Pfeiffer was born in Hong Kong and moved to the U.S. in 1991 and attended the Arizona State University in Tempe, Arizona. Bettina graduated in 1995 with a B.S. Degree in Psychology concentrating in the area of Neuroanatomy and Child Development. Today Bettina lives in Scottsdale, Arizona with her two children of 7 and 4 years.

From March 2002 until late 2004 Bettina was a partner in custom home building company, Sonora West Developments, Inc. with the specific responsibility for the locating of suitable land plots for development, project management and client service relations.


During the period with Sonora, Bettina organized the Arizona Foothills Magazine Home Builder of the year functions; also Sonora West Developments, Inc. has been a recipient and honoree of this award.

Bettina attended the Arizona School of Real Estate in 2004 obtaining Certification in Loan Processing and obtaining an Arizona Real Estate Sales License. She commenced with local Realtor in October 2005. Over this period Bettina gained invaluable experience working with the Spur Cross Spa in the capacity of Front Office and Customer Services Manager and together with her Real Estate Development and Sales experience will bring to Island Residences Club, Inc. invaluable relevant skills.

JOSEPH  ANTHONY  JOYCE  -  DIRECTOR

Born February 1947, Liverpool, UK, Joe is a New Zealand and EU passport holder. He lives in Sydney, Australia with his wife Anne who is CEO of the Australian Government Telecommunications Regulating Organization.

Joe obtained an MBA from the University of Auckland, New Zealand before leaving for Australia and joining LibertyOne, an Australian listed internet start-up company in 1997 as its general manager for new technology development being largely engaged in educational, interactive video, web casting business development. He was responsible for due diligence, research and development activities.

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

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

We presently do not have any committees but expect to establish the following committees in the next fiscal year.

Executive Committees. The Board of Directors will establish an executive committee (the "Executive Committee"), which will be granted such authority as may be determined from time to time by a majority of the Board of Directors. We expect that the Executive Committee will consist of the Founders and at least one independent director. All actions by the Executive Committee will require the unanimous vote of all its members.

Audit Committee. The Board of Directors will establish an audit committee (the "Audit Committee"), which will consist of two or more independent directors. The Audit Committee will be established to make recommendations concerning the engagement of independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls.

Compensation Committee. The Board of Directors will establish a compensation committee (the "Compensation Committee"), which will consist of two or more non-employee or independent directors to the extent required by Rule 16b-3 under the Exchange Act, to determine compensation for our senior executive officers and advisors.

Our  Board  of  Directors  initially  will  not  have  a  nominating  committee.

DIRECTORS  AND  OFFICERS  INSURANCE

We will apply for a directors and officers liability insurance policy with coverage typical for a public company such as the company that will become effective upon the effectiveness of a registration statement for company stock. The directors and officers liability insurance policy insures (i) the officers and directors of the company from any claim arising out of an alleged wrongful act by such person while acting as officers and directors of the company, (ii) the company to the extent it has indemnified the officers and directors for such loss and (iii) the company for losses incurred in connection with claims made against the company for covered wrongful acts.

INDEMNIFICATION  OF  OFFICERS

The Certificate of Incorporation provides for the indemnification of our officers and directors against certain liabilities to the fullest extent permitted under applicable law. The Certificate of Incorporation also provides that our directors and officers be exculpated from monetary damages to the fullest extent permitted under applicable law.


SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of Forms 3 and 4 and amendments thereto and Forms 5 and amendments thereto, the following reports were not timely made during the fiscal year ended May 31, 2006, but were filed subsequent to May 31, 2006:

Island Regency Group Limited f/k/a Meridian Pacific Investments HK Limited did not timely file a Form 4 for the purchase of 4,000,000 shares of common stock from the Company on March 17, 2005 and for the purchase of 6,000,000 shares of common stock from the Company on February 14, 2006. Island Regency reported these purchases on a Form 5 filed September 11, 2006 for the year ended May 31, 2006. Further, Island Regency did not file a Form 5 for the year ended May 31, 2005 for the transfer of 2,240,000 shares on March 17, 2005 for no value to certain transferees. This transaction was subsequently reported on a Form 5 for the year ended May 31, 2006.

Graham Bristow, CEO, President and director of the Company did not timely file a Form 4 for the acquisition of 1,000,000 shares on February 14, 2006 by Francis Street Pty Ltd, an entity Mr. Bristow controls. This transaction, along with 500,000 shares gifted to Mr. Bristow's wife on March 17, 2005 from Island Regency, was subsequently reported on a Form 5 for the year ended May 31, 2006, filed September 11, 2006. Further, Graham Bristow, as a control person of Island Regency, did not timely make the reports required by Island Regency as set forth above, which were subsequently made on September 11, 2006.

John Kennerley, a director of the Company, Joseph Joyce, a director of the Company and Bob Bratadjaya, an officer and director of the Company, did not file Form 5s for the year ended May 31, 2005 setting forth the gift of 48,000 (including 24,000 shares to Mr. Kennerley's wife), 500 and 12,000 shares, respectively, of common stock of the Company from Island Regency on March 17, 2005. These transactions were subsequently reported on Form 5s filed for the year ended May 31, 2006.

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

The Company has adopted a Code of Ethics that applies to our officers and persons performing similar functions. This Code of Ethics is incorporated by reference as an exhibit to this annual report.

ITEM  10.  EXECUTIVE  COMPENSATION.

At May 31, 2006, except as set forth below, none of our officers and directors have received any compensation for services rendered, and are not accruing any compensation pursuant to any agreement with us.


EMPLOYMENT  AGREEMENTS

On July 1, 2005, we appointed James Rowbotham as Chief Operating Officer and Vice President of Operations for the company for a period of one-year. In connection with this appointment, Mr. Rowbotham received 1,000 shares of common stock of the company per month, or an annual total of 12,000 shares. Mr. Rowbotham resigned from the company on June 3, 2006.

On July 6, 2005, we entered into an employment agreement with Graham James Bristow whereby Mr. Bristow would serve as our President and CEO for a period of one year, which is renewable thereafter upon agreement by the parties. We agreed to compensate Mr. Bristow with 5,000 shares of common stock per month, equaling 60,000 shares of common stock issuable annually. As ofMay 31, 2006, no shares have been issued under this agreement. On March 17, 2006, this contract expired. Mr. Bristow will continue to serve as an officer of the company. On November 5, 2005, we entered into agreement with Francis Street Pty Ltd., an entity he controls, for management consulting services in exchange for 1,000,000 shares of common stock, valued at $.01 per share, until December 31, 2008.

Subsequent to May 31, 2006, on June 7, 2006, we appointed Julian James Bristow as the Company's Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer as the Company's Vice President of Sales & Marketing for the Company for a period of one-year beginning July 1, 2006. Effective July 1, 2006, we entered into employment agreements with both of these individuals for a term of one year. Both agreements provide for compensation of $2,000 per month during the employment term.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. As of May 31, 2006, our other executive officers agreed to work without compensation until our cash position improves.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the following table sets forth information regarding the beneficial ownership of the common stock of the company, out of 14,737,000 outstanding shares at September 5, 2006, with respect to (i) each person known by the company who beneficially owns 5% or more of the outstanding shares of Common Stock,
ii) each person who is a director or named executive officer of the company and (iii) all directors and executive officers of the company as a group.

Name  and  Address  of  Beneficial  Owner  (1)     Shares     Percentage
----------------------------------------------     ------     ----------
John  Kennerley,  Chairman(2)
1769-203  Jamestown  Road
Williamsburg,  VA  23185                           48,000         <1%

Graham  Bristow,  President,
CEO  and  Director  (3)(4)(5)
1769-203  Jamestown  Road
Williamsburg,  VA  23185                       11,500,000       78.0%

Bob  Bratadjaya,  Secretary,
Treasurer  and  Director
1769-203  Jamestown  Road
Williamsburg,  VA  23185                           12,000         <1%


Julian  James  Bristow,
Chief  Operating  Officer(6)
and  VP  of  Operations
1769-203  Jamestown  Road
Williamsburg,  VA  23185                            1,000         <1%

Bettina  Pfeiffer,
Vice-President  Marketing
1769-203  Jamestown  Road
Williamsburg,  VA  23185                             5,000        <1%

Joseph  Anthony  Joyce,  Director
1769-203  Jamestown  Road
Williamsburg,  VA  23185                              500         <1%

Island  Regency  Group  Ltd  f/k/a
Meridian  Pacific  Investments  HK  Ltd  (4)
P.O.  Box  1947  Noosa  Heads
Queensland  4567,  Australia                   10,000,000       67.9%


Francis  Street  Pty  Ltd(5)
P.O.  Box  1947  Noosa  Heads                   1,000,000        6.8%

All  directors  and  executive
officers  as  a  group  (6  persons)              11,566,500       78.5%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days.

(2)  24,000  shares  are  owned  by  Mr. Kennerley's wife, Kerri-Anne Kennerley.

(3)  Includes  500,000  shares  held  by Mr. Bristow's wife, Margaret Ann Ojala.

(4) Island Regency Group Limited owns 10,000,000 shares and is majority owned and controlled by Graham James Bristow.

(5) 1,000,000 shares are owned by Francis Street Pty Ltd which Mr. Bristow controls.
(6)  Includes  500  shares  held  by  Mr.  Bristow's  wife,  Astrid  Bristow.


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

On March 17, 2005, we issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 Vacation Stay Entitlements ("rights") valued at $0. We recorded no value for the rights since they are acquired from a related party whose basis was zero. With this acquisition, our business plan includes marketing and selling vacation stay entitlement rights in the form of vacation points. The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. Membership in the Island Residences Club requires the purchase of 10,000 rights at a price of $2.50 per right. There is a minimum of 10,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night, based on one nights stay at the Villas in March 2005 each and every year. These Villas have been developed by and are operated by PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with us to(i) acquire, develop and operate other vacation ownership resorts, (ii) provide financing to individual purchasers of vacation rights and (iii) provide resort management and maintenance services to vacation ownership resorts.

On November 1, 2005, we entered into an advisory agreement with Francis Street Pty Ltd. whereby Francis Street would provide certain business consulting services in exchange for 1,000,000 shares of common stock. Graham Bristow, our CEO, controls Francis Street Pty Ltd.

On November 16, 2005, we entered into a Share Purchase Agreement with Meridian Pacific Investments Pty Ltd, whereby we will purchase 20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia (collectively, the "Shares"). In exchange for the Shares, we agreed to issue
Meridian  6,000,000  shares  of  our  restricted  common  stock.

Island Residences Club, Inc., Island Regency Group Limited f/k/a Meridian Pacific Investments HK Limited and PT
Island Concepts, Indonesia Tbk are related parties with common ownership and officers before and after the transaction.

During the year ended May 31, 2006, the Company sold 115,100 rights amounting $287,750 to Island Concepts, which represent 100% revenue. As of May 31, 2006, the balance of the account receivable from Island Concepts is $45,825.

During  the  year  ended  May  31,  2006,  the  Company  paid  $201,425 of management fees to Island Concepts, which represent 100% cost of revenue.

Due to related party represents expenses paid by related parties on behalf of the company, which are non-interest bearing, unsecured, and due on demand. As of May 31, 2006, the balance of due to a related party was $128,329. This debt is owed to both Island Regency Group Limited f/k/a Meridian Pacific Investments HK Ltd. and Francis Street Pty Ltd, both of which are controlled by Graham Bristow. There is no term or interest on the loans, which will be repaid from income and profits when available.

The company and its major shareholder, Island Regency Group Limited (owning 67.9% of the outstanding shares of the company), have common interests in PT Island Concepts Indonesia Tbk which we do not consider to be competitive with our business. This is holdings in PT Island Concepts Indonesia Tbk and its properties in Bali, Indonesia which are being marketed for vacation rights PT Island Concepts is developing and marketing properties in Asia. PT Island Concepts is not developing and marketing properties in the US or Mexico. The Company plans to develop and market properties in the US or Mexico. The parties are not conflicted as they operate in different regions of the world and intend to work together in Bali as set forth above.

Mr. Bristow, as an executive of the company and an executive of the major shareholder, Island Regency, reserves the right to do what is reasonably necessary within these constraints to carry out his duties and responsibilities pursuant to the terms thereof. We do not believe that such activities will detract materially from Mr. Bristow's services to us.

ITEM  13.  EXHIBITS

(a)  Exhibits:

(3)(i) Certificate  of  Incorporation  (1)

(3)(ii) Amendment  to  Certificate  of  Incorporation  (2)

(3)(iii) By-laws  (1)

(4.1) Form of  Common  Stock  Certificate  (1)

(10.1) Agreement for the Purchase of Common Stock dated as of March 10, 2004, by and between Meridian Pacific Investments HK Ltd. and T. Chong Weng (3)

(10.2) Agreement  for  the  Purchase  of Common Stock dated as of March 17, 2005 between Meridian Pacific Investments HK Ltd. and Island Residences Club, Inc. (4)

(10.3) Investment  Agreement  with  Dutchess  Private Equities Fund II, L.P. (5)

(10.4) Registration  Rights  Agreement  with  Dutchess Private Equities Fund II,
     L.P.(5)

(10.5) Employment  Agreement  with  Graham  James  Bristow(8)

(10.6) Advisory  Agreement  with  Francis  Street  Pty  Limited(8)

(10.7) Share  Exchange  Agreement  with  Angela  Whichard,Inc.(6)

(10.8) Share  Purchase  Agreement  with  Meridian Pacific Investments HK Ltd (6)

(10.9) Stock  Purchase  Agreement  with  RotateBlack,  LLC  (7)

(10.10) Stock  Purchase  Agreement  with  DTLL,  Inc.  (7)

(10.11) Employment  Agreement  with  Julian  James  Bristow(9)

(10.12) Employment  Agreement  with  Bettina  Pfeiffer(9)

(14.1) Code  of  Ethics(10)

(31.1) Certification  of  Principal Executive Officer Pursuant to Section 302 of
     the  Sarbanes-Oxley  Act  of  2002

(31.2) Certification  of  Principal Financial Officer Pursuant to Section 302 of
     the  Sarbanes-Oxley  Act  of  2002

(32.1) Certification  of  Principal  Executive  Officer  and Principal Financial
     Officer  Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002

(1) Filed as an exhibit to our Form 10-SB filed August 21, 2002 (File No. 000-49978) and incorporated by reference herein.

(2) Filed as an exhibit to our Form 8-K dated March 31, 2005 and incorporated by reference herein.

(3) Filed as an exhibit to our Form 8-K dated March 10, 2004 and incorporated by reference herein.

(4) Filed as an exhibit to our Form 8-K dated March 17, 2005 and incorporated by reference herein.

(5) Filed as an exhibit to our Form 8-K dated June 20, 2005 and incorporated by reference herein.

(6) Filed as an exhibit with Form 8-K dated October 21, 2005 and incorporated by reference herein.

(7) Filed as an exhibit with Form 8-K dated February 24, 2006 and incorporated by reference herein.

(8) Filed as an exhibit with Form SB-2 on May 1, 2006, File No. 333-133742 and incorporated by reference herein.

(9) Filed as an exhibit to our Form 8-K dated July 1, 2006 and incorporated by reference herein.

(10) Filed as an exhibit to our Form 10-KSB dated May 31, 2005 and incorporated by reference herein.

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

(1)  Audit  Fees

In 2005, the Company engaged Kabani & Co., CPA's to audit the balance sheet of the Company as of May 31, 2006 and May 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the years ended May 31, 2006 and 2005. On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005. The aggregate fees billed by Kabani & Co. for professional services for the audit of the annual financial statements of May 31, 2006 and May 31, 2005 and review of Company's quarterly reports to February 28, 2006 were $40,000.

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

                          ISLAND  RESIDENCES  CLUB,  INC.

Date:  September   15,  2006

     By:     /s/  Graham  J.  Bristow
             ------------------------
             Graham  J.  Bristow
             President  &  CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/  Graham  Bristow             President  &  CEO          September  15,  2006
--------------------
Graham  Bristow

/s/  Bob  Bratadjaya        Chief  Financial  Officer       September  15,  2006
--------------------         (Principal  Accounting
Bob  Bratadjaya                      Officer)

/s/Julian  Bristow          Chief  Operating  Officer       September  15,  2006
-------------------      Vice  President  of  Operations
Julian  Bristow

/s/Bettina  Pfeiffer        Vice  President-Marketing       September  15,  2006
---------------------
Bettina  Pfeiffer

/s/  John  Randall  Kennerley        Chairman               September  15,  2006
-----------------------------
John  Randall  Kennerley

/s/Joseph  Anthony  Joyce            Director               September  15,  2006
-------------------------
Joseph  Anthony  Joyce