Form 10KSB/A
period 2006-05-31
Island Residences Club, Inc.
filed 2006-09-28
CIK 1181277

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


            1769-203  Jamestown  Rd.,  Williamsburg,  VA       23185
            --------------------------------------------------------
            (Address  of  principal  executive  offices)  (Zip  Code)

                      P.O. Box 1518, Williamsburg, VA 23185
                      -------------------------------------
        (Mailing address  of  principal  executive  offices)  (Zip  Code)


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

EXPLANATORY  NOTE

This Amendment to our Form 10-KSB for the year ended May 31, 2006 is being filed to include audited financial statements for the transition period ended May 31, 2005. Previously, the Company included unaudited financial statements in its Form 10-KSB for the twelve month period ended May 31, 2005.

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

THE  PRODUCT

Our primary business focus is the development and management of the Island Residences Club. Island Residences Club members who pay a onetime membership fee of $25,000.00 much like a Golf Club membership fee, will have the use of Club Vacation properties each and every year their membership remains current. Members are allocated Vacation points annually and/or can purchase additional Vacation Stay Entitlements to Club properties at $2.50 per Vacation Right. The Company has inventory as at May 31, 2006 in the Bali Island Villas of 3,884,900 rights. Points can be redeemed at the existing Bali Island Villas and future Island Residences Club properties throughout Asia, North and Central America as available. We have commenced a sales and marketing campaign to launch the Island Residences Club concept. Initially, the properties owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali will be available to members for vacation and/or business stays. We believe the target market should be the higher income local and expatriate communities in Asia and Europe. We are seeking to acquire and/or develop properties in the United States and Baja, Mexico to launch the Club concept in the US and Canada later in 2006. Currently, Club Members can only enjoy "stays" at the Island Villas in Bali, which consist of ten (10) luxury one bedroom villas in Bali, each with their own lap pool; in the future, the company hopes to offer a selection of luxury apartments and Villas in Asia, USA and Mexico and elsewhere when available, each and every year. Members are those who hold a minimum of 10,000 Vacation Stay Entitlements and who will receive an annual non-cash right each year to stay at an Island Residences Club property for 10 days per annum.

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

In the next twelve months, Island Concepts has advised us that it will raise funds to move forward with the next stage of development in the Bali Island Villas in Seminyak, Bali. Ten two Bedroom Villas and a Spa Complex will be built on land already owned by Island Concepts adjacent to stage I, being the existing ten one bedroom Villas. These new Villas along with the original development will be managed by PT Island Concepts Indonesia Tbk for the Island Residences Club, Inc. Construction of Stage II is expected to be completed by August 2007. Island Concepts also intends to expand in Thailand in 2007 on land it has identified.

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

Results of Operations - Year ended May 31, 2006 as compared to transition period ended May 31, 2005

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

The company has generated $287,750 in net revenue from a related party for the year ended May 31, 2006 as compared to $-0- for the transition period ended May 31, 2005. The increase in net revenue was due to sale of vacation rights to a related party. Cost of revenue was $201,425 for the year ended May 31, 2006 as compared to $-0- for the transition period ended May 31, 2005. This cost of revenue is due to the fee paid to a related party for management of the Bali Island Villas in Seminyak, Bali. Selling, general and administrative expenses were $314,719 for the year ended May 31, 2006 as compared to $8,973 for the transition period ended May 31, 2005. These expenses were the result of the company commencing operations.

Net loss for the year ended May 31, 2006 was $(129,094) as compared to $(8,973) for the transition period ended May 31, 2005. The increase in net loss was due to increased costs associated with sales and administrative costs, as a result of the company commencing operations.

Our basic and diluted loss per share for the year ended May 31, 2006 was ($0.01) as compared to ($0.00) for the transition period ended May 31, 2005.

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

Island Residences Club, Inc. ("IRCI"), Island Regency Group Limited ("Island Regency") and PT Island Concepts Indonesia Tbk ("Island Concepts") are related parties with common ownership and officers before and after the transaction. Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Island Regency is a Hong Kong company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in IRCI and Island Regencyand a commissioner on the advisory board of ICON. At May 31, 2006, Graham Bristow, through direct and indirect ownership, owns 100% of Island Regency and approximately 92.8% of Island Concepts and 78% of IRCI. On March 17, 2005, Graham James Bristow and Bob Bratadjaya were appointed to the board of directors. Further, Joseph Anthony Joyce resigned as secretary and Bob Bratadjaya was appointed as secretary and treasurer and Graham Bristow was appointed as Chief Executive Officer and President.

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

ITEM  7.  FINANCIAL  STATEMENTS.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To  the  Stockholders  and  Board  of  Directors
Island  Residences  Club,  Inc.

We have audited the accompanying balance sheet of Island Residences Club, Inc., (the "Company") as of May 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended May 31, 2006 and for the period ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Residences Club, Inc. as of May 31, 2006 and the results of its operations and its cash flows for the year ended May 31, 2006 and for the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $150,566 including net losses of $129,094 and $8,973 for the year ended May 31, 2006 and for the period ended May 31, 2005, respectively. These factors as discussed in Note 9 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/KABANI  &  COMPANY,  INC.
----------------------------
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
                                                            -------------

      Total  stockholders'  equity                             2,489,312
                                                            -------------

      Total  liabilities  and  stockholders'  equity        $  2,672,577
                                                            =============

The accompanying notes are an integral part of these financial statements

                        ISLAND RESIDENCES CLUB, INC.
                    (FORMERLY ISLAND INVESTMENTS, INC.)
                         STATEMENTS OF OPERATIONS
   FOR THE YEAR ENDED MAY 31, 2006 AND FOR THE PERIOD ENDED MAY 31, 2005
                                                 2006           2005
                                             -------------  -------------

Net revenue - related                        $     287,750  $          -

Cost  of  revenue - related                        201,425             -
                                             -------------  -------------
Gross  profit                                       86,325

Selling,  general  and  administrative
  expenses                                         314,719          8,973
                                             -------------  -------------
Loss from operations                              (228,394)             -

Other income

  Settlement of debt                                99,300              -
                                             -------------  -------------

Net  loss                                         (129,094)       (8,973)

Comprehensive gain

  Unrealized gain on marketable securities       2,383,775              -
                                             -------------  -------------

Comprehensive income / (loss)                $   2,254,681  $      (8,973)
                                             =============  =============
Loss  per  share  -  basic and diluted       $      (0.01)  $       (0.00)
                                             =============  =============
Weighted  average  number  of  shares
  basic  and  diluted                            9,108,321      3,526,188
                                             =============  =============

*Basic and diluted weight average number of shares are the same since the Company has no dilutive securities

The accompanying notes are an integral part of these financial statements

                                            ISLAND RESIDENCES CLUB, INC.
                                         (FORMERLY ISLAND INVESTMENTS, INC.)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED MAY 31, 2006  AND FOR THE PERIOD ENDED MAY 31, 2005
                                         Common stock     Additional             Accumulated                            Total
                                    ---------------------  paid-in  Subscription comprehensive  Prepaid   Accumulated  stockholder's
                                      Shares      Amount   capital   receivable     gain       consulting   deficit equity (deficit)
                                    -----------  --------  ---------  ---------  -----------    ---------  ----------  -----------
Balance at December 31, 2004         2,240,000   $   224   $      -   $      -   $        -     $      -   $ (12,499)  $  (12,275)

Issuance of shares for
     vacation interest rights &
     marketable securities
     at .0001 per shares -
     Mar 17, 2005                    4,000,000       400     39,600          -            -            -           -       40,000

Net loss                                     -         -          -          -            -            -      (8,973)      (8,973)
                                    -----------  --------  ---------  ---------  -----------    ---------  ----------  -----------
Balance at May 31, 2005              6,240,000       624     39,600          -            -            -     (21,472)      18,752

Issuance of shares for service         497,000        49      8,796          -            -            -           -        8,845

Issuance of shares for prepaid
consulting                           2,000,000       200     19,800          -            -      (20,000)          -            -
Issuance of shares for marketable
securities                           6,000,000       600    201,900          -            -            -           -      202,500

Issuance of shares for
 subscription receivable             1,600,000       160     47,840    (48,000)           -            -           -            -

Amortization of prepaid consulting           -         -          -          -            -        4,535           -        4,535

Accumulated comprehensive gain               -         -          -          -    2,383,775            -           -    2,383,775

Net loss                                     -         -          -          -            -            -    (129,094)    (129,094)
                                    -----------  --------  ---------  ---------  -----------    ---------  ----------  -----------
Balance at May 31, 2006             16,337,000   $ 1,633   $317,935   $(48,000)  $2,383,775     $(15,465)  $(150,566)  $2,489,312
                                    ===========  ========  =========  =========  ===========    =========  ==========  ===========

The accompanying notes are an integral part of these financial statements

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                           STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2006 AND FOR THE PERIOD ENDED MAY 31, 2005
                                                  2006          2005

                                             -------------  -------------
Cash flows from operating activities:
Net loss                                     $   (129,094)   $    (8,973)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Gain on settlement of debt                        (99,300)             -
Issuance of common stock
   in exchange for services                         8,845              -
Amortization of prepaid consulting                  4,535
Increase in current assets
  Receivable from related party                   (45,825)             -
Increase in current liabilities:
  Account payable                                 154,235              -
  Due to related party                            107,081          8,973
                                             -------------  -------------
    Total adjustments                             129,571          8,973
                                             -------------  -------------
    Net cash provided by operating activities         477              -
                                             -------------  -------------
Net increase in cash and cash equivalents             477              -

Cash and cash equivalents, beginning                    -              -
                                             -------------  -------------
Cash and cash equivalents, ending            $        477   $          -
                                             =============  =============
Supplemental disclosure of cash flow
  information:

  Interest paid                              $          -   $          -
                                             =============  =============
  Income taxes paid                          $          -   $          -
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

During the year ended May 31, 2006, the Company issued 1,600,000 shares to Angela Whichard, Inc. (AWI) per a Share Exchange Agreement, whereby the Company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. The Company recorded subscription receivable based on the market price of the shares issued. However, AWI did not fulfill its obligation under the Share Exchange Agreement. These shares were canceled on July 24, 2006. (Also see Note 10)

During the period ended May 31, 2005, the Company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company recorded no value for the rights since they are acquired from a related party whose basis was zero. The rights are stay entitlements in the Bali Island Villas in Seminyak, Bali.

C.  Prepaid  consulting:

During the twelve month period ended May 31, 2006, the Company recorded $20,000 prepaid consulting for common stock issued for consulting service, which is the fair value of the shares. During the year ended May 31, 2006, the Company amortized $4,535 as an operating expense. The balance of prepaid consulting at May 31, 2006 is $15,465.


D.  Warrant  and  Options

There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE  4  -  INCOME  TAXES

No provision was made for income tax for the year ended May 31, 2006 and for the period ended May 31, 2005, since the Company had net operating loss. During the year ended May 31, 2006 and the period ended May 31, 2005, the Company incurred net operating losses for tax purposes of approximately $129,000 and $9,000, respectively. Total net operating losses carry forward at May 31, 2006 for Federal and State purpose were $150,000 and $90,000, respectively. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

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
                                   ==========           ==========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the year ended May 31, 2006 and for the period ended
May  31,  2005:

                                                    2006                 2005
                                                 ----------           ----------
Tax expense (credit) at statutory rate-federal      (34)%                (34)%
     State tax expense net of federal tax            (6)                  (6)
     Changes in valuation allowance                  40                   40
                                                 ----------           ----------
Tax expense at actual rate                            -                    -
                                                 ==========           ==========

Income tax expense consisted of the following for the year ended May 31, 2006 and for the period ended May 31, 2005:

                                                    2006                 2005
                                                 ----------           ----------
Current tax expense:
Federal                                          $       -            $       -
                                                 ----------           ----------

State                                                    -                    -
Total current                                            -                    -

Deferred tax credit:
Federal                                             44,000                3,000
State                                                8,000                1,000
                                                 ----------           ----------
Total deferred                                      52,000                4,000
Less: valuation allowance                          (52,000)              (4,000)
                                                 ----------           ----------
Net deferred tax credit                                  -                    -

Tax expense                                      $       -            $       -

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

During the period ended May 31, 2005, the Company issued 4,000,000 shares to Meridian Pacific Investments HK Ltd for the transfer of 4,000,000 shares of PT Island Concepts Indonesia Tbk valued at $40,000 and 4,000,000 rights valued at $0. The company recorded no value for the rights since they are acquired from a related party whose basis was zero.

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


NOTE  9  -  GOING  CONCERN  CONSIDERATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company incurred a loss of $129,094 and $8,973 for the year ended May 31, 2006 and for the period ended May 31, 2005, respectively. The Company has an accumulated deficit of $150,566 as of May 31, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

NOTE 10  -  SUBSEQUENT  EVENTS

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

On July 6, 2005, we entered into an employment agreement with Graham James Bristow whereby Mr. Bristow would serve as our President and CEO for a period of one year, which is renewable thereafter upon agreement by the parties. We agreed to compensate Mr. Bristow with 5,000 shares of common stock per month, equaling 60,000 shares of common stock issuable annually. As of May 31, 2006, no shares have been issued under this agreement. On March 17, 2006, this contract expired. Mr. Bristow will continue to serve as an officer of the company. On November 5, 2005, we entered into agreement with Francis Street Pty Ltd., an entity he controls, for management consulting services in exchange for 1,000,000 shares of common stock, valued at $.01 per share, until December 31, 2008.

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

Name  and  Address  of  Beneficial  Owner  (1)     Shares     Percentage
----------------------------------------------     ------     ----------
John  Kennerley,  Chairman(2)
1769-203  Jamestown  Road
Williamsburg,  VA  23185                           48,000         <1%

Graham  Bristow,  President,
CEO  and  Director  (3)(4)(5)
1769-203  Jamestown  Road
Williamsburg,  VA  23185                       11,500,000       78.0%

Bob  Bratadjaya,  Secretary,
Treasurer  and  Director
1769-203  Jamestown  Road
Williamsburg,  VA  23185                           12,000         <1%


Julian  James  Bristow,
Chief  Operating  Officer(6)
and  VP  of  Operations
1769-203  Jamestown  Road
Williamsburg,  VA  23185                            1,000         <1%


Bettina  Pfeiffer,
Vice-President  Marketing
1769-203  Jamestown  Road
Williamsburg,  VA  23185                             5,000        <1%

Joseph  Anthony  Joyce,  Director
1769-203  Jamestown  Road
Williamsburg,  VA  23185                              500         <1%

Island  Regency  Group  Ltd  f/k/a
Meridian  Pacific  Investments  HK  Ltd  (4)
P.O.  Box  1947  Noosa  Heads
Queensland  4567,  Australia                   10,000,000       67.9%


Francis  Street  Pty  Ltd(5)
P.O.  Box  1947  Noosa  Heads
 Queensland  4567,  Australia                   1,000,000        6.8%


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

(1)  Audit  Fees

In 2005, the Company engaged Kabani & Co., CPA's to audit the balance sheet of the Company as of May 31, 2006 and May 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year ended May 31, 2006 and for the transition period ended May 31, 2005. On June 20, 2005, the board of directors resolved to change the company's fiscal year end from December 31 to May 31, commencing May 31, 2005. The aggregate fees billed by Kabani & Co. for professional services for the audit of the annual financial statements of May 31, 2006 and May 31, 2005 and review of Company's quarterly reports to February 28, 2006 were $40,000.

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

                          ISLAND  RESIDENCES  CLUB,  INC.

Date:  September   25,  2006

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

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/  Graham  Bristow             President  &  CEO          September  25,  2006
--------------------
Graham  Bristow

/s/  Bob  Bratadjaya        Chief  Financial  Officer       September  25,  2006
--------------------         (Principal  Accounting
Bob  Bratadjaya                      Officer)

/s/Julian  Bristow          Chief  Operating  Officer       September  25,  2006
-------------------      Vice  President  of  Operations
Julian  Bristow

/s/Bettina  Pfeiffer        Vice  President-Marketing       September  25,  2006
---------------------
Bettina  Pfeiffer

/s/  John  Randall  Kennerley        Chairman               September  25,  2006
-----------------------------
John  Randall  Kennerley

/s/Joseph  Anthony  Joyce            Director               September  25,  2006
-------------------------
Joseph  Anthony  Joyce