Form 10QSB
period 2006-08-31
Island Residences Club, Inc.
filed 2006-10-16
CIK 1181277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 2006
                                                ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from            to
                                           ----------    ----------

                         Commission file number 0-49978
                                                -------

                          Island Residences Club, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  20-2443790
    ------------------------------                ----------------------
     (State or other jurisdiction                   (I.R.S. Employer
           of incorporation)                       Identification  No.)

              1769-203 Jamestown Rd, Williamsburg, VA      23185
             -------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                    P.O. Box 1518, Williamsburg, VA           23185
          -------------------------------------------------------------
           (Mailing address of principal executive offices) (Zip Code)

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

                         Outstanding at October 6, 2006
                  Common Stock, par value $0.0001 - 14,737,000

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                 PART I - FINANCIAL INFORMATION

Item  1   Financial statements

                                  ISLAND RESIDENCES CLUB, INC.
                               (FORMERLY ISLAND INVESTMENTS, INC.)
                                          BALANCE SHEET
                                         AUGUST 31, 2006
                                           (UNAUDITED)

                                             ASSETS
ASSETS:

Cash and cash equivalents                                                        $         230
Receivable from related party                                                           50,025
Marketable securities                                                                2,520,790
                                                                                 -------------
      TOTAL ASSETS                                                               $   2,571,045
                                                                                 =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                 $      35,017
Due to officers                                                                          8,000
Due to related party                                                                   161,928
                                                                                 -------------
      TOTAL LIABILITIES                                                                204,945
                                                                                 -------------
STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized, 0 shares issued and outstanding                                              --
Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 14,737,000 shares issued and outstanding                                  1,474
Additional paid-in capital                                                             270,095
Accumulated comprehensive unrealized gain                                            2,383,775
Accumulated comprehensive loss on foreign currency translation                        (105,485)
Prepaid consulting fees                                                                (13,522)
Accumulated deficit                                                                   (170,236)
                                                                                 -------------
      TOTAL STOCKHOLDERS' EQUITY                                                     2,366,100
                                                                                 -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   2,571,045
                                                                                 =============




      The accompanying notes are an integral part of these unaudited financial statements.


                                               1

                             ISLAND RESIDENCES CLUB, INC.
                         (FORMERLY ISLAND INVESTMENTS, INC.)
                               STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2006 AND 2005
                                     (UNAUDITED)


                                                            2006           2005
                                                       -------------  -------------
Net revenue - related party                            $      14,000  $           -

Cost of revenue - related party                                9,800              -
                                                       -------------  -------------
Gross profit                                                   4,200              -

Selling, general and administrative
  expenses                                                    23,870         61,025
                                                       -------------  -------------
Net loss                                                     (19,670)       (61,025)

Comprehensive loss

    Loss on foreign currency translation                    (105,485)             -
                                                       -------------  -------------
Comprehensive loss                                     $    (125,155) $     (61,025)
                                                       =============  =============
Loss per share - basic and diluted                     $       (0.00) $       (0.01)
                                                       =============  =============
Weighted average number of shares
  basic and diluted                                       15,676,130      6,240,000
                                                       =============  =============


*Basic and diluted weight average number of shares are the same since the Company has no dilutive securities





 The accompanying notes are an integral part of these unaudited financial statements.

                                          2

                               ISLAND RESIDENCES CLUB, INC.
                           (FORMERLY ISLAND INVESTMENTS, INC.)
                                 STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2006 AND 2005
                                       (UNAUDITED)


                                                              2006             2005
                                                          -------------   -------------
Cash flows from operating activities:
Net loss                                                  $     (19,670)  $     (61,025)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Amortization of prepaid consulting                                1,943               -
Increase in current assets:
Receivable from related party                                    (4,200)              -
Increase/(decrease) in current liabilities:
Account payable                                                 (19,919)         27,546
Due to officers                                                   8,000               -
Due to related party                                             33,599          33,479
                                                          -------------   -------------
Total adjustments                                                11,423          61,025
                                                          -------------   -------------
Net cash used in operating activities                              (247)              -
                                                          -------------   -------------
Cash and cash equivalents, beginning                                477               -
                                                          -------------   -------------
Cash and cash equivalents, ending                         $         230   $           -
                                                          =============   =============

Supplemental disclosure of cash flow information:
Interest paid                                             $           -   $           -
                                                          =============   =============
Income taxes paid                                         $           -   $           -
                                                          =============   =============





  The accompanying notes are an integral part of these unaudited financial statements.


                                            3

                          ISLAND RESIDENCES CLUB, INC.
                       (FORMERLY ISLAND INVESTMENTS, INC.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Organization and Business Operations

Island Residences Club, Inc., formerly Island Investments, Inc., formerly Hengest Investments, Inc was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The principal business of the Company includes the development, management and operations of luxury resorts and residences and marketing and selling of vacation stay entitlement ("rights") in the form of vacation points. The rights are issued as stay entitlements in the Island Residences Club, Inc. affiliate's recently completed Bali Island Villas in Seminyak, Bali.

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

D.    Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended August 31,2006.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      a.    A brief description of the provisions of this Statement
      b.    The date that adoption is required
      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

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

Gains or losses on foreign currency translation are excluded from earnings and reported as a separate component of stockholder's equity.

On August 31,2006, the investments have been recorded at $2,520,790 based upon the fair value of the marketable securities at the balance sheet date.

Following is a summary of marketable equity securities classified as available for sale as of August 31, 2006:

                                                                                             Loss on Foreign   Number of Shares
                                  Cost at          Market Value at         Accumulated          Currency           Held at
     Investee Name            August 31, 2006      August 31, 2006       Unrealized Gain       Translation     August 31, 2006
--------------------------------------------------------------------------------------------------------------------------------
Island Concepts Indonesia     $       242,500      $     2,520,790       $     2,383,775     $     (105,485)        24,500,000

NOTE 3 - STOCKHOLDERS' EQUITY

A.    Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

As of August 31, 2006, no preferred stock has been issued.

B.    Common stock

During the year ended August 31, 2006, the Company issued 1,600,000 shares to Angela Whichard, Inc. (AWI) per a Share Exchange Agreement, whereby the Company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. The Company recorded subscription receivable based on the market price of the shares issued. However, AWI did not fulfill its obligation under the Share Exchange Agreement. These shares were canceled on July 24, 2006.

C.    Prepaid consulting:

During the year ended May 31, 2006, the Company recorded $20,000 prepaid consulting for common stock issued for consulting service, which is the fair value of the shares. During the three month period ended August 31, 2006 the Company amortized $1,943 as an operating expense. The balance of prepaid consulting at August 31, 2006 is $13,522.

D.    Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to officers represents unpaid salaries accrued for two officers (See Note
8). As of August 31, 2006, the balance due to officers amounted to $8,000.

Due to related party represents expenses paid by Francis Street Pty Ltd. on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of August 31, 2006, the balance due to the related party amounted to $161,928.

During the three month period ended August 31, 2006, the Company sold 5,600 rights amounting to $14,000 to Island Concepts, which represent 100% of the revenue. As of August 31, 2006, the balance of the accounts receivable due from Island Concepts is $50,025.

During the period ended August 31, 2006, the Company incurred $9,800 of management fees to Island Concepts, which represent 100% cost of revenue.

On November 1, 2005, the Company entered into an advisory agreement with Francis Street Pty Ltd., whereby Francis Street would provide certain business consulting services for the period from November 1, 2005 to December 31, 2008 in exchange for 1,000,000 shares of common stock valued at $10,000, which is the fair value of the shares. The prepaid consulting is amortized over the service period.

Island Residences Club, Inc ("IRCI"), Island Regency Group Limited a/k/a Meridian Pacific Investments ("Island Regency"), Francis Street Pty Limited, and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties through common ownership and officers.

Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Island Regency is a Hong Kong company that is privately owned. Francis Street is an Australian company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in Francis Street and Island Regency and a commissioner on the advisory board of Island Concepts. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 73% of Island Concepts, 100% of Francis Street, and 78% of IRCI. On August 2, 2006, Meridian changed its name to Island Regency Group Limited.

NOTE 6 - CONCENTRATION

One customer - a related party (related through common officer) represent 100% of the Company's revenue and cost of revenue. The balance of account receivable from this customer amounted to $50,025 as of August 31, 2006.

100% of the Company's revenue is from the sale of rights to the Indonesia market.

NOTE 7 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company incurred a loss of $19,670 and $61,025 for the three month periods ended August 31, 2006 and 2005, respectively. The Company has an accumulated deficit of $170,236 as of August 31, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

NOTE 8 - AGREEMENTS

On June 3, 2006, James Rowbotham resigned as Chief Operating Officer and Vice President of Operations of Island Residences Club, Inc. (the "Company"). On June 7, 2006, the Company appointed Julian James Bristow as the Company's Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer as the Company's Vice President of Sales & Marketing for the Company. Effective July 1, 2006, the Company entered into employment agreements with both of these individuals for a term of one year. Both agreements provide for compensation of $2,000 per month during the employment term. Mr. Julian Bristow is the son of Graham J. Bristow, Chief Executive Officer, director and majority shareholder of the Company.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in the company's business plan, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of that speak only as of the date made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We intend to invest up to $10,000,000 in 2006 and 2007 into property and income producing assets located in the USA and Mexico. We intend for these funds to come from the sale of Vacation Stay Entitlements ("Right"), and/or borrowings secured over the assets acquired. There is no guarantee that we will be able to sell these Vacation Stay Entitlements or obtain these funds or that the cost of funds is acceptable to the Company. We intend to hire up to fifteen persons in 2006 and 2007, predominately for our Southern California operations, that we have yet to establish.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended August 31,2006.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      a.    A brief description of the provisions of this Statement
      b.    The date that adoption is required
      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

RESULTS OF OPERATIONS - FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2006 AND
2005

The operations of Island Residences Clubs, Inc. will include marketing and selling the vacation stay entitlement rights in the form of vacation points ("Vacation Rights"). The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts,
(ii) providing financing to individual purchasers of Vacation Rights and (iii) providing resort management and maintenance services to vacation ownership resorts.

The company has generated $14,000 in net revenue from a related party for the three months ended August 31, 2006 as compared to $0 for the three months ended August 31, 2005. The increase in net revenue was due to sale of vacation rights to a related party. Cost of revenue was $9,800 for the three months ended August 31, 2006 as compared to $0 for the three months ended August 31, 2005. This cost of revenue is due to the fee paid to a related party for management of the Bali Island Villas in Seminyak, Bali. Selling, general and administrative expenses were $23,870 for the three months ended August 31, 2006 as compared to $61,025 at the three months ended August 31,2005. These expenses were the result of the company establishment costs and commencing operations. The increase in revenues was due to sales of vacation rights to a related party.

Net loss for the three months ended August 31, 2006 was $19,670 as compared to $61,025 for the three months ended August 31, 2005. The decrease in net loss was due to a decrease in costs associated with sales and administrative costs.

Our basic and diluted loss for the three months ended August 31, 2006 was ($0.00) as compared to ($0.01) for the three months ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $230 in cash and cash equivalents as of August 31, 2006. At August 31, 2006, the company had current assets of $2,571,045 in the form of $230 in cash and cash equivalents, marketable securities in the amount of $2,520,790 and $50,025 in the form of an account receivable from a related party. All of the marketable securities are comprised of shares of common stock of Island Concepts Indonesia (ICON), a company related through common ownership. As of August 31, 2006, the Company had $204,945 in current liabilities consisting of $35,017 in the form of an account payable, $8,000 due to officers and $161,928 due to a related party. Due to related party represents expenses paid by related parties on behalf of the Company, are non-interest bearing, unsecured,due on demand.

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

On November 16, 2005, we entered into a Share Purchase Agreement with Island Regency Group Limited f/k/a Meridian Pacific Investments HK Limited ("Island Regency"), whereby we would purchase 20.25 million shares and a warrant to purchase 24.25 million shares of PT Island Concepts Indonesia Tbk ("ICON") (collectively, the "Shares"). In exchange for the Shares, we agreed to issue Island Regency 6,000,000 shares of our restricted common stock. Island Regency is considered an affiliate of the company as it owns more than 10% of the outstanding common stock and is controlled by Graham Bristow, who is also the CEO of Island Residences Club, Inc. On August 2, 2006, Meridian Pacific Investments HK Limited changed its name to Island Regency Group Limited.

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

On June 7, 2006, the Company appointed Julian James Bristow as the Company's Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer as the Company's Vice President of Sales & Marketing for the Company. Effective July 1, 2006, the Company entered into employment agreements with both of these individuals for a term of one year. Both agreements provide for compensation of $2,000 per month during the employment term. Mr. Julian Bristow is the son of Graham J. Bristow, Chief Executive Officer, director and majority shareholder of the Company. As of August 31, 2006, the balance due to officers amounted to $8,000.

Due to related party represents expenses paid by Francis Street Pty Ltd. on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of August 31, 2006, the balance due to the related party amounted to $161,928.

During the period ended August 31, 2006, the Company sold 5,600 rights amounting to $14,000 to Island Concepts, which represent 100% of the revenue. As of August 31, 2006, the balance of the accounts receivable due from Island Concepts is $50,025.

During the period ended August 31, 2006, the Company incurred $9,800 of management fees to Island Concepts, which represent 100% cost of revenue.

Island Residences Club, Inc., Island Regency Group Limited, Francis Street Pty Limited, and PT Island Concepts Indonesia Tbk are related parties through common ownership and Graham Bristow. Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Island Regency is a Hong Kong company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in IRCI and Island Regency and a commissioner on the advisory board of ICON. At September 20, 2006, Graham Bristow, through direct and indirect ownership, owns 100% of Island Regency and approximately 73% of Island Concepts and 78% of IRCI.

ITEM 3. CONTROLS AND PROCEDURES

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

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

None.


ITEM 6. EXHIBITS

(a)   Exhibits.

      Exhibit No.      Description
      ---------------  ---------------------------------------------------------

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


Island Residences Club, Inc.
(Registrant)


By:    /s/ Graham J. Bristow
       -----------------------------
Name:  Graham J. Bristow
Title: President

Dated: October 14,  2006.