Form 10QSB
period 2006-11-30
Island Residences Club, Inc.
filed 2007-03-14
CIK 1181277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

               For the quarterly period ended November 30, 2006

                                              ---------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition  period  from                 to

                                 ---------------    --------------

                         Commission file number 0-49978

                                               ---------

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

Outstanding at March 12, 2007

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

Island Residences Club, Inc.

As of November 30, 2006

(Unaudited)

ASSETS

ASSETS

Cash and Cash Equivalents                                   $      4,115

Receivable from Related Party

50,850

Marketable Securities

   1,772,776

                                                              ----------

      TOTAL  ASSETS

                              $  1,827,741

                                                              ==========

                     LIABILITIES  and  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES

Accounts Payable                                              $   37,059

Due to Officers                                                   20,000

Due to Related Party

     178,812

                                                              ----------

 TOTAL  LIABILITIES                                           $  235,871

                                                              ----------

STOCKHOLDERS'  EQUITY

   Preferred  stock,  $0.0001  par  value;  20,000,000  shares

   authorized,  no  shares  issued  and  outstanding                 --

   Common  stock,  $0.0001  par  value;  100,000,000  shares

   authorized; 14,737,000  shares  issued  and  outstanding  $     1,474

   Additional  paid-in  capital                                  270,095

   Accumulated comprehensive unrealized gain

         1,502,510

   Accumulated comprehensive gain foreign currency

            27,766

   Prepaid Consulting Fees

     (11,578)

   Accumulated  deficit                                         (198,397)

                                                              ----------

       TOTAL  STOCKHOLDERS'  EQUITY                         $  1,591,870

                                                              ----------

 TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY             $  1,827,741

                                                              ==========

 The accompanying notes are an integral part of these unaudited financial statements.

Island Residences Club, Inc.

Statement of Operations

(Unaudited)

                            Three  Months                 Six  Months

                                Ended                       Ended

                              November 30,                November 30,

                            2006      2005              2006       2005

                           ------    ------            ------    -------

Net revenue–related     $   2,750   135,000         $  16,750    135,000

Cost of revenue–related     1,925    94,500            11,725     94,500

                           ------   -------            ------    -------

Gross Profit                  825    40,500             5,025     40,500

General administrative     28,986   126,946            52,856    187,971

                          -------   --------           ------    -------

Net Loss                  (28,161) (86,446)           (47,831)  (147,471)

Comprehensive loss

Gain/(Loss)-Foreign

Currency                  133,252       -               27,767       -

Loss-Market Value

 (881,265)

    -

(881,265)

   -

                         --------  --------            -------   --------

Comprehensive Loss     $ (776,174) $ (86,446)         (922,479)  (147,471)

                         ========  =========          ========  =========

Loss per share         $   (0.00)  $   (0.01)        $  (0.00)      (0.02)

                        ==========  =========        =========  =========

Weighted Average Shares 14,737,000  6,283,956        14,737,000 6,261,858

                        =========== =========        ========== =========

Basic and diluted weight average number of shares are the same as the company has no dilutive securities

See accompanying notes to these unaudited financial statements

ISLAND RESIDENCES CLUB, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2006 AND 2005

(UNAUDITED)

                                                    2006             2005

                                                 -------------   -------------

Cash flows from operating activities:

Net loss                                      $      (47,831)   $   (147,471)

Adjustments to reconcile net loss to net

   cash used in operating activities:

Amortization of prepaid consulting                     3,888            7,243

Increase in current assets:

Receivable from related party                         (5,025)         (40,500)

Increase/(decrease) in current liabilities:

Account payable                                      (17,877)         109,481

Due to related party                                  70,483           71,247

                                                  -------------   -------------

Total adjustments                                     51,469          147,471

                                                  -------------   -------------

Net cash used in operating activities                  3,638              -

                                                  -------------   -------------

Cash and cash equivalents, beginning                     477               -

                                                  -------------   -------------

Cash and cash equivalents, ending             $        4,115    $          -

                                                  =============   =============

Supplemental disclosure of cash flow information:

Interest paid                                 $           -   $           -

                                                  =============   =============

Income taxes paid                             $           -   $           -

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

Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due for the period ended November 30, 2006.

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

Dilution is computed by applying the treasury stock method. At November 30, 2006 there were no dilutive convertible shares, stock options or warrants.

F.    Revenue recognition

The Company recognizes revenues under the parameters described in SAB 104,

The company utilizes the full accrual method of accounting when a formal arrangement exists, title is transferred, no other significant obligations of the Company exist and the Company deems the receivables to be collectible. The revenue is recognized net of returns and discounts.

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

In February of 2007 the FASB issued SASB 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the pronouncement’s potential impact on it’s financial statements and intends to comply with the reporting deadlines in the pronouncement.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

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

On November 30,2006, the investments have been recorded at $1,772,776 based upon the fair value of the marketable securities at the balance sheet date.

Following is a summary of marketable equity securities classified as available for sale as of November 30, 2006:

Number of Shares	Investee Name	Cost at November 30, 2006	Market Value at November 30, 2006	Gain	Currency Loss
24,500,000 shares	Island Concepts Indonesia	$ 242,500	$ 1,772,776	$ 1,502,510	$27,767

NOTE 3 - STOCKHOLDERS' EQUITY

A.    Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at

$.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

As of November 30, 2006, no preferred stock has been issued.

B.    Common stock

During the period ended August 31, 2006, the Company issued 1,600,000 shares to

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

Agreement. These shares were canceled on July 24, 2006.

C.    Prepaid consulting:

During the year ended May 31, 2006, the Company recorded $20,000 prepaid consulting for common stock issued for consulting service, which is the fair value of the shares. During the three month period ended November 30, 2006 the

Company amortized $1,943 as an operating expense.  During the six month period ended November 30, 2006 the company amortized $3,886, as an operating expense.  The balance of prepaid consulting at November 30, 2006 is $11,578

D.    Warrant and Options

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to officers represents unpaid salaries accrued for two officers (See Note

8). As of November 30, 2006, the balance due to officers amounted to $20,000.

Due to related party represents expenses paid on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of November 30 2006, the balance due to the related party amounted to $178,812

During the three month period ended November 30, 2006, the Company sold 1,100 rights amounting to $2,750 to Island Concepts, which represent 100% of the revenue. As of November 30, 2006, the balance of the accounts receivable due from Island Concepts is $50,850.

During the three month period ended November 30, 2006, the Company incurred $1,925 of management fees to Island Concepts, which represent 100% cost of revenue.

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

Street and Island Regency and a commissioner on the advisory board of Island

Concepts. Graham Bristow, through direct and indirect ownership, owns 100% of

Meridian and approximately 73% of Island Concepts, 100% of Francis Street, and

78% of IRCI. On August 2, 2006, Meridian changed its name to Island Regency

Group Limited.

NOTE 6 - CONCENTRATION

One customer - a related party (related through common officer) represent 100%

of the Company's revenue and cost of revenue. The balance of account receivable from this customer amounted to $50,850 as of November 30, 2006. 100% of the Company's revenue is from the sale of rights to the Indonesia market.

NOTE 7 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that the

Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company incurred a loss of $ 47,831 and

$ 147,471  for the six month periods ended November 30, 2006 and 2005, respectively. The Company has an accumulated deficit of $198,397 as of November 30, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2006 AND

2005

The operations of Island Residences Clubs, Inc. will include marketing and selling the vacation stay entitlement rights in the form of vacation points

("Vacation Rights"). The rights are issued as stay entitlements in the Bali

Island Villas in Seminyak,Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The

Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts,

(ii) providing financing to individual purchasers of Vacation Rights and (iii)

providing resort management and maintenance services to vacation ownership resorts.

The company has generated $ 2,750 in net revenue from a related party for the three months ended November 30, 2006 as compared to $135,000  for the three months ended November 30, 2005. The decrease in net revenue was due to a decrease in sale of vacation rights to a related party. Cost of revenue was $1,925 for the three months ended November 30, 2006 as compared to $ 94,500 for the three months ended November 30, 2005. This cost of revenue is due to the fee paid to a related party for management of the Bali Island Villas in Seminyak, Bali. Selling, general and administrative expenses were $28,986 for the three months ended November 30, 2006 as compared to $126,946 at the three months ended  November 30, 2005. The increase in revenues was due to a decrease in sales of vacation rights to a related party.

Net loss for the three months ended November 30, 2006 was $28,736 as compared to

$86,466 for the three months ended November 30, 2005. The decrease in net loss was due to a decrease in costs associated with sales and administrative costs.

Our basic and diluted loss for the three months ended November 30, 2006 was

($0.00) as compared to ($0.01) for the three months ended November 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $ 4,115 in cash and cash equivalents as of November 30, 2006. At

November 30, 2006, the company had current assets of $1,827,742 in the form of

$ 4,115 in cash and cash equivalents, marketable securities in the amount of

$1,772,776 and $50,850 in the form of an account receivable from a related party. All of the marketable securities are comprised of shares of common stock of Island Concepts Indonesia (ICON), a company related through common ownership.

As of November 30, 2006, the Company had $235,871 in current liabilities consisting of $37,059 in the form of an account payable, $20,000 due to officers and $178,813 due to a related party. Due to related party represents expenses paid by related parties on behalf of the Company, are non-interest bearing,

unsecured,due on demand.

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

On June 20, 2005, we entered into an Investment Agreement (the "Agreement") with

Dutchess Private Equities Fund II, LP (the "Investor"). This Agreement provides that, following notice to the Investor, the company may put to the Investor up to $10,000,000 of its common stock for a purchase price equal to 95% of the lowest closing bid price of its common stock during the five day period following that notice. The number of shares that we are permitted to put pursuant to the Agreement is either: (A) 200% of the average daily volume of the common stock for the twenty trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $100,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put. In connection with this Agreement, we agreed to register the shares issuable pursuant to the Agreement. This line of credit is not available unless there is an effective registration statement for the shares of common stock underlying this line of credit. This registration statement will not be filed until the Company establishes a market, if at all, for its common stock.

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

$2,000 per month during the employment term. Mr. Julian Bristow is the son of

Graham J. Bristow, Chief Executive Officer, director and majority shareholder of the Company. As of November 30, 2006, the balance due to officers amounted to

$20,000.

Due to related party represents expenses paid by Francis Street Pty Ltd. on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of November 30, 2006, the balance due to the related party amounted to $178,812.

During the period ended November 30, 2006, the Company sold 1,100 rights amounting to $2,750 to Island Concepts, which represent 100% of the revenue. As of November 30, 2006, the balance of the accounts receivable due from Island Concepts is $50,850.

During the period ended November 30, 2006, the Company incurred $1,925 of management fees to Island Concepts, which represent 100% cost of revenue.

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

      Exhibit 32.1.    Certification of Principal Executive Officer and

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

Dated: March 12, 2007.