Form 10QSB
period 2007-02-28
Island Residences Club, Inc.
filed 2007-06-08
CIK 1181277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended  February 28, 2007

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934.

For  the  transition  period  from __________ to __________

Commission file number 0-49978

Island Residences Club, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2443790
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4465 Pacific Coast Hwy, Unit B306 Torrance, CA 90505
(Address of principal executive offices) (Zip Code)

P.O. Box 3631, Manhattan Beach, CA 90266
(Mailing address of principal executive offices) (Zip Code)

(310)498-5567
(Registrant's telephone number, including area code)

1769-203 Jamestown Rd, Williamsburg, VA 23185
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State  the  number  of  shares  outstanding  of  each of the issuer's classes of common  equity,  as  of  the  latest  practicable  date:

Outstanding  at  May 31, 2007

Common Stock,  par  value  $0.0001  -  14,737,000

Transitional  Small  Business  Disclosure  Format  (check  one):  [  ] Yes [X] No

PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ISLAND RESIDENCES CLUB, INC.

AS OF FEBRUARY 28, 2007

(UNAUDITED)

CURRENT ASSETS
Cash and Cash Equivalents	$652
Receivable from Related Party	50,850
Marketable Securities	1,792,031
TOTAL ASSETS	$1,843,533
LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$41,353
Loan Payable	5,000
Due to Officers	32,000
Due to Related Party	178,812
TOTAL LIABILITIES	$257,165
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,737,000 shares issued and outstanding	$1,474
Additional paid-in capital	270,095
Accumulated comprehensive unrealized gain on marketable securities	1,502,510
Accumulated comprehensive gain on foreign currency translation	47,021
Prepaid Consulting Fees	(9,635)
Accumulated deficit	(225,097)
TOTAL STOCKHOLDERS' EQUITY	$1,586,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,843,533

The  accompanying  notes  are  an  integral  part  of these unaudited financial statements.

ISLAND RESIDENCES CLUB, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month		Nine Month
	Periods Ended		Periods Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net revenue–related	$-	$92,500	$16,750	$227,500
Cost of revenue–related	-	64,750	11,725	159,250
Gross Profit	-	27,750	5,025	68,250
General administrative	26,699	82,798	79,555	270,769
Net Loss	(26,699)	(55,048)	(74,530)	(202,519)
Comprehensive Gain/loss
Unrealized Gain(Loss)-Foreign
Currency translation	19,255	-	47,021	-
Unrealized loss on marketable securities	-	-	(881,265)	-
Comprehensive Loss	(7,444)	-	(908,774)	(202,519)
Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted Average Shares	14,737,000	7,798,756	14,737,000	6,768,527

Basic and diluted weight average number of shares are the same as the company has no dilutive securities

The accompanying notes are an integral part of these unaudited financial statements.

ISLAND RESIDENCES CLUB, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(74,530)	$(202,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance in exchange for services	-	6,595
Shares issued for services	-	9,300
Amortization of prepaid consulting	5,830	2,591
Increase/(decrease)in current assets:
Receivable from related party	5,025	(92,500)
Increase/(decrease) in current liabilities:
Account payable	(13,584)	123,844
Due to related parties	82,484	153,270
Total adjustments	69,705	203,100
Net cash used in operating activities	(4,825)	-
Cash flows from financing activities:
Proceeds from loan	5,000	-
Net increase in cash and cash equivalent	175	581
Cash and cash equivalents, beginning	477	-
Cash and cash equivalents, ending	$652	$581
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

  The accompanying notes are an integral part of these unaudited financial statements.

ISLAND RESIDENCES CLUB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Organization and Business Operations

Island Residences Club, Inc., formerly Island Investments, Inc., formerly Hengest Investments, Inc. was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On March 17, 2005, the Company began business operations, and all activity prior to that date relates to the Company's formation and proposed fund raising. The principal business of the Company includes the development, management and operations of luxury resorts and residences and marketing and selling of vacation stay entitlement ("rights"). The rights are issued as stay entitlements in the Island Residences Club, Inc. affiliate's recently completed Bali Island Villas in Seminyak, Bali.

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

D.    Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At February 28, 2007 there were no dilutive convertible shares, stock options or warrants.

E.    Revenue recognition

The Company recognizes revenues under the parameters described in SAB 10. The Company utilizes the full accrual method of accounting when a formal arrangement exists, title is transferred, no other significant obligations of the Company exist and the Company deems the receivables to be collectible. The revenue is recognized net of returns and discounts.

F.    Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

G.    Reclassifications

For comparative purposes, prior year's financial statements have been reclassified to conform with report classifications of the current year.

H.    Recent Pronouncements

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

Gains or losses on foreign currency translation are excluded from earnings and reported as a separate component of stockholder's equity.

On February 28, 2007, the investments have been valued at $1,792,031 based upon the fair value of the marketable securities at the balance sheet date.

Following is a summary of marketable equity securities classified as available for sale as of February 28, 2007:

Number of Shares	Investee Name	Cost at February 28, 2007	Market Value at February 28, 2007	Gain
24,500,000 shares	Island Concepts Indonesia	$ 242,500	$ 1,792,031	$ 1,502,510

NOTE 3 - STOCKHOLDERS' EQUITY

A.    Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

As of February 28, 2007, no preferred stock has been issued.

B.    Common stock

During the three month period ended August 31, 2006, the Company issued 1,600,000 shares to Angela Whichard, Inc. (AWI) per a Share Exchange Agreement, whereby the Company will exchange 1,600,000 shares of its common stock for 400,000 restricted shares of common stock of Grand Sierra Resorts Corp., a Nevada Corp., owned by AWI. The Company recorded subscription receivable based on the market price of the shares issued. However, AWI did not fulfill its obligation under the Share Exchange Agreement. These shares were canceled on July 24, 2006.

C.    Prepaid consulting

During the year ended May 31, 2006, the Company recorded $20,000 as prepaid consulting for common stock issued for consulting service, which was the fair value of the shares. During the nine month period ended February 28, 2007 the Company amortized $5,830 as an operating expense. The balance of prepaid consulting at February 28, 2007 is $9,635.

D.    Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to officers represents unpaid salaries accrued for two officers (See Note 8). As of February 28, 2007, the balance due to officers amounted to $32,000. Due to related party represents expenses paid on behalf of the Company, which are non-interest bearing, unsecured, and due on demand. As of February 28, 2007, the balance due to the related party amounted to $178,812.

During the nine month period ended February 28, 2007, the Company sold rights amounting to $ 16,750  to Island Concepts, which represent 100% of the revenue. As of February 28, 2007, the balance of the accounts receivable due from Island Concepts is $50,850.

During the nine month period ended February 28, 2007, the Company incurred $11,725 of management fees to Island Concepts, which represent 100% cost of revenue.

On November 1, 2005, the Company entered into an advisory agreement with Francis Street Pty Ltd., whereby Francis Street would provide certain business consulting services for the period from November 1, 2005 to December 31, 2008 in exchange for 1,000,000 shares of common stock valued at $10,000, which is the fair value of the shares. The prepaid consulting is being amortized over the service period.

Island Residences Club, Inc ("IRCI"), Island Regency Group Limited a/k/a Meridian Pacific Investments ("Island Regency"), Francis Street Pty Limited, and PT Island Concepts, Indonesia Tbk ("Island Concepts") are related parties through common ownership and officers.

Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading. Island Regency is a Hong Kong company that is privately owned. Francis Street is an Australian company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in Francis Street and Island Regency. Graham Bristow, through direct and indirect ownership, owns 100% of Meridian and approximately 92.8% of Island Concepts, 100% of Francis Street, and 78% of IRCI as at February 28, 2007. On August 2, 2006, Meridian changed its name to Island Regency Group Limited.

NOTE 6 - CONCENTRATION

One customer - a related party (related through common officer) represent 100% of the Company's revenue and cost of revenue. The balance of account receivable from this customer amounted to $50,850 as of February 28, 2007. 100% of the Company's revenue is from the sale of rights to the Indonesia market.

NOTE 7 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company incurred a loss of $74,530 and $202,519 for the nine month periods ended February 28, 2007 and 2006, respectively. The Company has an accumulated deficit of $225,097 as of February 28, 2007. The continuing losses have adversely affected the liquidity of the Company.

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

NOTE 8 - AGREEMENTS

On June 3, 2006, James Rowbotham resigned as Chief Operating Officer and Vice  resident of Operations of Island Residences Club, Inc. (the "Company"). On June 7, 2006, the Company appointed Julian James Bristow as the Company's Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer as the Company's Vice President of Sales & Marketing for the Company. Effective July 1, 2006, the Company entered into employment agreements with both of these individuals for a term of one year. Both agreements provide for compensation of $2,000 per month during the employment term. Mr. Julian Bristow is the son of Graham J. Bristow, Chief Executive Officer, director and majority shareholder of the Company.

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

PLAN OF OPERATION

Our principal business includes the development, management and operations of luxury resorts and residences and marketing and selling vacation stay entitlements ("rights"). The rights are issued as stay entitlements in the Island Residences Club, Inc. and/or the recently completed Bali Island Villas in Seminyak, Bali. The purchase of 10,000 rights at $2.50 per right entitles the purchaser to membership in the Island Residences Club, a vacation membership club we have established.

Island Residences Club, Inc. is finalizing a sales and marketing campaign to launch the Island Residences Club concept in the US. Initially the property owned by PT Island Concepts Indonesia Tbk in Seminyak, Bali is the only property available to members for vacation and/or business stays. At this time, there are ten (10) one bedroom luxury villas in Bali, each with its own lap pool available in the vacation rights program. Currently the target market is the higher income local and expatriate communities in Asia. We are seeking to acquire and/or develop properties in the United States and Mexico to launch the Club concept in the US and Canada later in 2007. Ultimately, Club Members will enjoy "stays" at the Island Villas in Bali, and later, a selection of luxury apartments and Villas in Thailand, North America, Mexico and elsewhere when available, each and every year. The membership will receive a right each year to stay at an Island Residences Club property. PT Island Concepts Indonesia Tbk will expand its current Bali Island Villa Resort in Seminyak, Bali and construct unique modern Villas on land it has identified in Thailand. These properties will be modern,contemporary and yet tropical in design and can be sold with or without a lease-back option to the Island Residences Club or with a contract to the company for management and/or sundry letting. We will maintain a policy of keeping our properties in the utmost pristine condition and will sell and roll-over our inventory within a three to five year time frame. Over time we expect to develop into essentially a property trust with the increasing value of our inventory creating an increasing asset value for the shareholders. We also intend to develop a commercial property portfolio consisting of luxury hotels, spas and resorts. These properties will provide the infrastructure to support villas and residences located within or adjacent to the resorts.

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

We intend to invest up to $10,000,000 in 2007 and 2008 into property and income producing assets located in the USA and Mexico. We intend for these funds to come from the sale of Vacation Stay Entitlements ("Right"), and/or borrowings secured over the assets acquired. There is no guarantee that we will be able to sell these Vacation Stay Entitlements or obtain these funds or that the cost of funds is acceptable to the Company. We intend to hire up to fifteen persons in 2006 and 2007, predominately for our Southern California operations, that we have yet to establish.

In the next twelve months, Island Concepts has advised us that it will raise funds to move forward with the next stage of development in the Bali Island Villas in Seminyak, Bali. Ten two Bedroom Villas and a Spa Complex will be built on land already owned by Island Concepts adjacent to stage I, being the existing ten one bedroom Villas. These new Villas along with the original development will be managed by PT Island Concepts Indonesia Tbk for the Island Residences Club, Inc. Construction of Stage II is expected to be completed by April 2008.  Island Concepts also intends to expand in Thailand in 2007 on land it has identified.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised.  Dilution is computed by applying the treasury stock method. At February 28, 2007 there were no dilutive convertible shares, stock options or warrants.

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

Reclassifications

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

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007 AND 2006

The operations of Island Residences Clubs, Inc. will include marketing and selling the vacation stay entitlement rights ("Vacation Rights"). The rights are issued as stay entitlements in the Bali Island Villas in Seminyak, Bali. There is a minimum of 1,000 rights required to be owned for a period of more than one year that entitles the owner of the rights to 10 nights stay valued at $250 per night. These Villas have been developed by and are operated by, PT Island Concepts Indonesia Tbk for The Island Residences Club. PT Island Concepts Indonesia Tbk is working with the company to (i) acquire, develop and operate other vacation ownership resorts, (ii) providing resort management and maintenance services to vacation ownership resorts (iii) sell existing inventory of Vacation Stay Entitlements in the Bali Island Villas held by the company and obtain and sell future Vacation Stay Entitlements in other properties on behalf of The Island Residences Club.

The Company did not generate any revenue for the three months ended February 28, 2007 and generated $16,750 in net revenue from a related party for the nine months ended February 28, 2007, compared to $92,500 in net revenue from a related party generated for the three months ended February 28, 2006 and $227,500 for the nine months ended February 28, 2006. The decrease in net revenue was due to a decrease in sale of vacation rights. There was no cost of revenue for the three months ended February 28, 2007 as compared to $64,750 in cost of revenue (related) for the three months ended February 28, 2006. For the nine months ended February 28, 2007, cost of revenue was $11,725 (related) as compared to $159,250 (related) in cost of revenue for the nine months ended February 28, 2006. The decrease in cost of revenue is due to lack  of or zero sales and redemption of vacation stay entitlements for the period at the Island Villas Bali. General and administrative expenses were $26,699 for the three months ended February 28, 2007 as compared to $82,798  at the three months ended February 28, 2006.  For the nine month period ended February 28, 2007, general and administrative expenses were $79,555 as compared to $270,769 for the nine months ended February 28, 2006. The decrease in general and administrative expenses was due to a lack of marketing effort to sell vacation rights entitlements in the period under review. The company has been concentrating on researching available Resort properties in North America as a platform to develop the business in this region.

Net loss for the three months ended February 28, 2007 was $26,699 as compared to

$55,048 for the three months ended February 28, 2006. Net loss for the nine months ended February 28, 2007 was $74,530 as compared to $202,519 for the nine months ended February 28, 2006. The decrease in net loss was due to a decrease in costs associated with sales and administrative costs.

Our basic and diluted loss per share for the three months ended February 28, 2007 was ($0.01) as compared to ($0.01) for the three months ended February 28, 2006 and ($0.01) for the nine months ended February 28, 2007 as compared to ($0.03) for the nine months ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $652 in cash and cash equivalents as of February 28, 2007. At February 28, 2007, the company had current assets of $1,843,533 in the form of $652 in cash and cash equivalents, marketable securities in the amount of $1,792,031 and $50,850 in the form of an account receivable from a related party. All of the marketable securities are comprised of shares of common stock of Island Concepts Indonesia (ICON), a company related through common ownership.  As of February 28, 2007, the Company had $257,165 in current liabilities consisting of $41,353 in the form of an account payable, $32,000 due to officers and $178,812 due to a related party. Due to related party represents expenses paid by related parties on behalf of the Company, are non-interest bearing, unsecured, and due on demand.

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

On June 7, 2006, the Company appointed Julian James Bristow as the Company's Chief Operating Officer and Vice President of Operations and Bettina Pfeiffer as the Company's Vice President of Sales & Marketing for the Company. Effective July 1, 2006, the Company entered into employment agreements with both of these individuals for a term of one year. Both agreements provide for compensation of $2,000 per month during the employment term. Mr. Julian Bristow is the son of Graham J. Bristow, Chief Executive Officer, director and majority shareholder of the Company. As of February 28, 2007, the balance due to officers amounted to $32,000.

Due to related party represents expenses paid by Francis Street Pty Ltd. On behalf of the Company, which are non-interest bearing, unsecured, and due on demand.  As of February 28, 2007, the balance due to the related party amounted to $178,812.

During the period ended February 28, 2007, the Company sold rights amounting to $16,750 to Island Concepts, which represent 100% of the revenue. As of February 28, 2007, the balance of the accounts receivable due from Island Concepts is $50,850.

During the period ended February 28, 2007, the Company incurred $11,725 of management fees to Island Concepts, which represent 100% cost of revenue.

Island Residences Club, Inc., Island Regency Group Limited, Francis Street Pty Limited, and PT Island Concepts Indonesia Tbk are related parties through common ownership and Graham Bristow. Specifically in respect to the following: IRCI is a Delaware Corporation that is publicly reporting but is not publicly trading.  Island Regency is a Hong Kong company that is privately owned. Island Concepts (www.islandconcepts.com) is an Indonesian Company that is publicly trading on the Surabaya Stock Exchange in Indonesia under the symbol ("ICON"). Graham Bristow is an officer and director in IRCI and Island Regency. At February 28, 2007 Graham Bristow, through direct and indirect ownership, owned 100% of Island Regency and approximately 92.8% of Island Concepts and 78% of IRCI.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)

Exhibits.

Exhibit No.	Description
Exhibit 31.1.	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2.	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2007		Island Residences Club, Inc.
(Registrant)

	By:	/s/ Graham J. Bristow
	Name:	Graham J. Bristow
	Title:	President