Form 10QSB/A
period 2007-02-28
Island Residences Club, Inc.
filed 2007-06-11
CIK 1181277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

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

Dated: June 11, 2007		Island Residences Club, Inc.
(Registrant)

	By:	/s/ Graham J. Bristow
	Name:	Graham J. Bristow
	Title:	President